Form 10-Q
period 1996-06-30
ASAHI AMERICA INC
filed 1996-08-09
CIK 906873

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

X  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
- -- Act of 1934

                  For the quarterly period ended June 30, 1996

                                       OR

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

              For the transition period from _______ to __________

Commission file number: 0-28322

                               Asahi/America, Inc.
             (Exact name of registrant as specified in its charter)

    Massachusetts                       04-2621836
(State or other Jurisdiction of         (I.R.S. Employer identification No.)
Incorporation or Organization)

                19 Green Street, Malden, Massachusetts 02148-0005
               (Address of principal executive offices) (Zip Code)

                                 (617) 321-5409
              (registrant's telephone number, including area code)

Indicate by check whether the registrant : 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes ___ No X
                                               --

         The registrant had 3,340,000 shares of common stock outstanding at June 30, 1996.

                       Asahi/America, Inc. and Subsidiary
                                    Form 10-Q
                                      Index

                                                                 Page No.

Part I    Financial Information
Item 1 -  Condensed Consolidated Financial Statements
          Consolidated Balance Sheets- June 30, 1996 and
          December 31, 1995                                        3

          Consolidated Statements of Operations - Three and
          Six Months ended June 30, 1996 and 1995                  4

          Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 1996 and 1995                             5

          Notes to Consolidated Financial Statements               6


Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      8


Part II   Other Information

          (no information required to be supplied)

Signatures                                                        12

                       Asahi/America, Inc. and Subsidiary
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                             June 30,         December 31,
                                                                               1996               1995
                                                                           --------------     -------------
                                                                            (unaudited)
ASSETS
Current Assets
      Cash and cash equivalents                                              $     1,311       $       224
      Short term investments                                                       2,006                --
      Accounts receivable, less reserves of $276 at June 30, 1996
         and $245 at December 31, 1995                                             4,161             4,446
      Inventories                                                                  8,290             8,207
      Prepaid expenses and other current assets                                      784               678
                                                                           --------------     -------------
         Total current assets                                                     16,552            13,555

Property and Equipment, net                                                        8,449             7,203

Other Assets
      Goodwill, net of accumulated amortization
         of $1,195 at June 30, 1996 and $1,106 at
         December 31, 1995                                                           579               668

      Other, net                                                                     817             1,026
                                                                           --------------     -------------
         Total other assets                                                        1,396             1,694
                                                                           --------------     -------------
                                                                             $    26,397       $    22,452
                                                                           ==============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Demand note payable to bank                                            $        --       $     3,377
      Current portion of MIFA obligations                                            135               130
      Current portion of capital lease obligations                                   103               104
      Accounts payable                                                             4,783             5,210
      Accrued expenses                                                             1,487               885
                                                                           --------------     -------------
         Total current liabilities                                                 6,508             9,706

MIFA Obligations, less current portion                                             3,760             3,833
Capital Lease Obligations, less current portion                                      250               301
Deferred Income Taxes                                                              1,178             1,178
Commitments                                                                           --                --

Stockholders' Equity
      Common Stock                                                                13,524             7,358
      Retained  Earnings                                                           1,510               426
                                                                           --------------     -------------
                                                                                  15,034             7,784
      Less-Note receivable from stockholder/officer                                 (333)             (350)
                                                                           --------------     -------------
         Total stockholders' equity                                               14,701             7,434
                                                                           --------------     -------------
                                                                             $    26,397       $    22,452
                                                                           ==============     =============



See accompanying notes to consolidated financial statements.

                       Asahi/America, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)
               (dollars in thousands, except net income per share)

                                                                   Three months ended               Six months ended
                                                                         June 30,                         June 30,
                                                                ----------------------------    -----------------------------
                                                                   1996           1995              1996            1995
                                                                -----------    -----------      -------------   -------------
Net sales                                                        $   9,719      $   8,451           $ 19,371        $ 16,258

Cost of sales                                                        6,047          5,691             12,352          10,977
                                                                -----------    -----------      -------------   -------------
      Gross Profit                                                   3,672          2,760              7,019           5,281

Selling, general and administrative expenses                         2,595          2,054              4,961           4,128
                                                                -----------    -----------      -------------   -------------

      Income from operations                                         1,077            706              2,058           1,153

Interest expense, net                                                  (84)          (201)              (198)           (379)
                                                                -----------    -----------      -------------   -------------

Income before provision for income taxes                               993            505              1,860             774

Provision for income taxes                                             417            195                776             299

                                                                -----------    -----------      -------------   -------------
      Net Income                                                 $     576      $     310           $  1,084        $    475
                                                                -----------    -----------      -------------   -------------

Net income per common share and
      common equivalent share                                    $    0.20      $    0.13           $   0.42        $   0.20
                                                                ===========    ===========      =============   =============

Weighted average number of common and
      common equivalent shares outstanding                       2,881,387      2,340,000          2,610,694       2,340,000
                                                                ===========    ===========      =============   =============




See accompanying notes to consolidated financial statements.

                       Asahi/America, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                                     Six months ended
                                                                                         June 30,
                                                                           ------------------------------------
                                                                                 1996               1995
                                                                           ------------------  ----------------
Cash flows from operating activities                                          (unaudited)        (unaudited)
      Net Income                                                                $      1,084      $        475
      Adjustments to reconcile net income to
      net cash provided by operating activities
         Depreciation and amortization                                                   612               538
         Deferred income taxes                                                            --               262
         Changes in assets and liabilities
            Accounts receivable                                                          285               128
            Inventories                                                                  (83)              237
            Prepaid expenses and other current assets                                   (106)             (234)
            Accounts payable                                                            (427)               73
            Accrued expenses                                                             602              (261)

                                                                           ------------------  ----------------
         Net cash provided by operating activities                                     1,967             1,218

Cash flows from investing activities
      Purchase of short-term investments                                              (2,006)               --
      Purchase of property and equipment                                              (1,698)             (459)
      Decrease (increase) in others assets                                               138               (11)
                                                                           ------------------  ----------------
         Net cash used in investing activities                                        (3,566)             (470)

Cash flows from financing activities
      Borrowings under demand note payable to bank                                     3,650             5,200
      Payments under demand note payable to bank                                      (7,027)           (5,755)
      Payments on MIFA obligations                                                       (68)              (64)
      Payments on capital lease obligations                                              (52)              (19)
      Payments of note receivable from stockholder/officer                                17                --
      Proceeds from issuance of common stock
         net of issuance costs of $809                                                 6,166                --
                                                                           ------------------  ----------------
         Net cash provided by (used in) financing activities                           2,686              (638)
                                                                           ------------------  ----------------

Net increase in cash and cash equivalents                                              1,087               110

Cash and cash equivalents, beginning of period                                           224               184

                                                                           ------------------  ----------------
Cash and cash equivalents, end of period                                        $      1,311      $        294
                                                                           ==================  ================

Supplemental cash flow disclosures:
   Cash paid during the year for:
         Interest                                                               $        138      $        300
                                                                           ==================  ================
         Income taxes                                                           $        475      $        483
                                                                           ==================  ================

Supplemental schedule of non-cash investing
and financing activities:
      Acquisition of equipment under capital lease obligations                  $         --      $       (119)
                                                                           ==================  ================

See accompanying notes to consolidated financial statements.

                       Asahi/America, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

1. Presentation of Interim Information
The unaudited interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments which the Company considers necessary for a fair presentation of such information. The December 31, 1995 Balance Sheet was derived from the audited Consolidated Balance Sheets contained in the Company's Form S-1 Registration Statement. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto which are contained in the Company's Form S-1 Registration Statement. Interim results are not necessarily indicative of the results for a full year.

2. Financial Statements
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

3. Cash Equivalents and Short-term Investments
Cash equivalents are short-term, highly liquid investments with original maturities of less than three months and consist of certificates of deposit. Short term investments are investments with original maturities of greater than three months but less than one year and consist of certificates of deposit.

4. Inventories
Inventories are stated at the lower of cost (last in first out) or market. The components of inventory are summarized as follows:

                                      June 30,     December 31,
                                        1996           1995
                                      --------     ------------
        Raw materials                   $ 680      $  743
        Work in process                    57          --
        Finished goods                  7,885       7,946
                                      -------      -------
                                        8,622       8,689
        LIFO reserve                     (332)       (482)
                                      -------      -------
          Total                       $ 8,290      $8,207
                                      =======      =======

Had inventories been reported on the FIFO basis, net income for the six months ended June 30, 1996 and 1995 would have been approximately $1,000 and $513, respectively. Net income for the three months ended June 30, 1996 an 1995 would have been approximately $530 and $329, respectively.

5. Net Income Per Share
Net income per common and common equivalent share is based upon the weighted average number of common and common equivalent shares outstanding during each period, computed in accordance with the treasury stock method. Fully diluted net income per common and common equivalent share has not been presented as it is not significantly different.

6. Commitments
In June 1996, in connection with its plans to expand manufacturing and distribution capacity, the Company completed the purchase of the land and building adjoining its existing facility in Malden, Massachusetts. The Company estimates the total funds required for this project and related equipment purchases will approximate $2.5 million.

7. Concentration of credit risk
Sales to the Company's major domestic customer during the second quarter of 1996 were approximately 19% of total sales as compared to 26% for the 1995 second quarter. For the six month periods ended June 30, 1996 and 1995, sales to the Company's major domestic customer were approximately 26% and 23% of total sales, respectively. Export sales as a percent of total sales during the second quarter were approximately 5% and 3% in 1996 and 1995, respectively.

                       Asahi/America, Inc. and Subsidiary
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Overview

The Company is a manufacturer and master distributor of thermoplastic valves, pipe, piping systems and components for use in a wide variety of applications across numerous industries. Manufactured products include valve actuators and controls, specialized valve assemblies and double containment piping systems. Distributed products consist principally of thermoplastic valves, pipe and fittings which are purchased from two major foreign suppliers under long term supply agreements. The Company distributes its products through an extensive network of domestic and foreign distributors which are supported by Company sales, marketing and engineering personnel. Substantially all of the Company's purchases of valves are made from its Japanese supplier and are transacted in Japanese yen. As a result, the Company is exposed to fluctuations in foreign currency exchange rates. The Company may use hedging procedures including forward contracts and currency options in managing the fluctuations in foreign currency exchange rates.

The Company completed its initial public offering on May 15, 1996.


Results of  Operations

The following table sets forth, for the periods indicated, the Company's net sales as well as certain income and expense items, expressed as a percentage of sales:

                                                                  Three months ended               Six months ended
                                                                       June 30,                      June 30,
                                                           ------------------------------- ------------------------------
                                                               1996             1995           1996            1995
                                                           --------------  --------------- --------------  --------------
Net sales                                                         100.0%           100.0%         100.0%          100.0%
Cost of sales                                                      62.2%            67.3%          63.8%           67.5%
      Gross Profit                                                 37.8%            32.7%          36.2%           32.5%
Selling, general and administrative expenses                       26.7%            24.3%          25.6%           25.4%
      Income from operations                                       11.1%             8.4%          10.6%            7.1%
Interest expense, net                                              -0.9%            -2.4%          -1.0%           -2.3%
Income before provision for income taxes                           10.2%             6.0%           9.6%            4.8%
Provision for income taxes                                          4.3%             2.3%           4.0%            1.8%
       Net income                                                   5.9%             3.7%           5.6%            3.0%

Net Sales

Net sales for the quarter ended June 30, 1996 were $1.3 million higher than net sales for the second quarter of 1995. Net sales for the six months ended June 30, 1996 of $19.4 million were $3.1 million greater than sales of the comparable 1995 six month period. The quarterly and year to date increases were mainly due to improved sales volume of both distributed and manufactured products. A price increase implemented in July 1995 and higher revenues from the rental and sale of installation equipment also contributed to the increased second quarter and six month year to date sales in 1996 as compared to 1995.

Export sales for the three and six month periods ended June 30, 1996 were $488,000 and $847,000 respectively compared to $247,000 and $1.0 million for the corresponding periods of 1995. Sales to the Company's largest single customer were approximately 26% and 23% of total sales for the six month periods ended June 30, 1996 and 1995, respectively.


Gross Profit

Gross profit as a percentage of sales (gross margin) improved 5.1 percentage points to 37.8% in the 1996 second quarter as compared to 32.7% for the corresponding quarter of 1995. Gross margin for the six months ended June 30, 1996 increased 3.7 percentage points to 36.2% from 32.5% for the comparable period of 1995. The improvement for both periods resulted mainly from increased average selling prices, following the July 1995 price increase and lower average product costs, attributed mainly to favorable movement of the Japanese yen versus the US dollar. Gross margins for the three month and six month periods of 1996 also benefited from lower freight costs on foreign purchases resulting from favorable rate negotiations and reduced use of air shipments, which have higher freight rates than items shipped by ocean vessel. Cost reductions from integrating certain contract manufacturing into the Company's in-house manufacturing also benefited the 1996 gross margins.


Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 1996 increased $541,000 or 26.3% over 1995 due in part to higher selling and distribution costs in support of increased sales. Selling, general and administrative expenses as a percentage of sales increased from 24.3% in the 1995 second quarter to 26.7% in the 1996 second quarter due mainly to increased sales commissions and additional expenses in connection with the launch of the industrial filtration line. The increased sales commissions were largely due to the timing of direct shipments to foreign customers. Such shipments are invoiced to the end users at end-user prices and commissions are paid to the distributors.

Although these shipments normally provide the same level of operating profit dollars, the commission payments cause higher selling expenses as a percentage of net sales as well as higher gross margins.

Despite the second quarter increase, selling, general and administrative expenses for the six months ended June 30, 1996 were 25.6% of net sales; substantially unchanged from the same period of 1995.


Interest Expense and Income Taxes

Interest expense was $103,000 and $157,000 lower in the respective three and six month periods ended June 30, 1996 as compared to the corresponding periods of 1995. The decreases were caused by reduced average borrowings and lower average interest rates on the Company's bank line of credit. The entire outstanding balance of the line was paid down immediately following the initial public offering in May 1996 and there have been no additional borrowings under the line since that time.

Income taxes increased $222,000 in the second quarter of 1996 and increased $477,000 for the six months ended June 30, 1996 as compared to 1995. The increases were mainly due to higher income before income taxes.


Liquidity and Capital Resources

The Company has financed its operations through the sale of equity securities, bank borrowings under a line of credit, an Industrial Revenue Bond financing in March 1994 and cash from operations. In addition, the Company enjoys favorable payment terms under a $6 million open account line of credit for the purchase of Japanese valve products, which the majority of its purchases are at 180 day payment terms.

At June 30, 1996 cash and cash equivalents were $1.3 million while short term investments were $2.0 million.

The Company generated $2.0 million of cash flow from operations during the six months ended June 30, 1996 as compared to $1.2 million for the comparable 1995 period. Receivables at June 30, 1996 decreased $285,000 from December 31, 1995 mainly due to improved collection results while inventories remained relatively unchanged.

The Company completed its initial public offering on May 15, 1996 through the sale of one million shares of common stock at $7.50 per share. After underwriting discounts, commissions and expenses related to the offering, the Company received $6.2 million from the sale of its shares. Immediately following the offering, the Company used $2.3 million to pay down the entire balance of its bank line of credit, which remained unused through June 30, 1996. Also following the offering, the Company negotiated an interim extension of its line of credit to August 31, 1996 with a reduced availability of $3 million. During the third quarter, the Company expects to finalize arrangements for an increased, unsecured line of credit to meet future working capital needs.

In June 1996, in connection with its plans to expand manufacturing and distribution capacity, the Company completed the purchase of the land and building adjoining its existing facility in Malden, Massachusetts at an aggregate purchase price of $1.25 million. The Company estimates the total funds required for this project and the related equipment purchases will approximate $2.5 million. Of this amount, approximately $1.4 million had been expended at June 30, 1996.

The Company's industrial revenue bonds funded through the Massachusetts Industrial Finance Agency (MIFA) are secured by a letter of credit issued by a bank which is secured by substantially all the assets of the Company. The bonds consist of six separate series each with differing interest rates and maturities. Interest rates range from 4.2% to 5.1% and are subject to adjustment in 1999, 2004 and 2009. The maximum principal payable in any one year is $320,000 payable in 2014.

The Company believes that its current funds, together with cash generated by operations will be sufficient to fund the Company's operations, debt service and capital requirements at least through the next 12 months.

                                   Signatures


Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ASAHI/AMERICA, INC.


Dated:  August 9, 1996              By:   /s/ Leslie B. Lewis
                                          -------------------------------------
                                          Leslie B. Lewis, President and Chief
                                             Executive Officer


                                    By:   /s/ Kozo Terada
                                          -------------------------------------
                                          Kozo Terada, Vice President, Principal
                                             Financial Officer and Treasurer