Form 10-Q
period 1996-09-30
ASAHI AMERICA INC
filed 1996-11-14
CIK 906873

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _______ to __________

Commission file number: 0-28322

                               Asahi/America, Inc.
             (Exact name of registrant as specified in its charter)

             Massachusetts                           04-2621836
   (State or other Jurisdiction of                 (I.R.S. Employer
   Incorporation or Organization)                  identification No.)

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

                                   Yes  [X]       No [ ]

        The registrant had 3,340,000 shares of common stock outstanding at September 30, 1996.

                       Asahi/America, Inc. and Subsidiary
                                    Form 10-Q
                                      Index

                                                                        Page No.

Part I    Financial Information
Item 1 -  Condensed Consolidated Financial Statements
          Consolidated Balance Sheets- September 30, 1996 and
          December 31, 1995                                                   3

          Consolidated Statements of Operations - Three and
          Nine Months ended September 30, 1996 and 1995                       4

          Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 1996 and 1995                                   5

          Notes to Consolidated Financial Statements                          6


Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 8


Part II   Other Information

          (no information required to be supplied)

Signatures                                                                   12

                       Asahi/America, Inc. and Subsidiary
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                         September 30,  December 31,
                                                              1996          1995
                                                         -------------  ------------

ASSETS                                                           (unaudited)
Current Assets
      Cash and cash equivalents                              $  2,481    $    224
      Short term investments                                    1,016        --
      Accounts Receivable, less reserves of $279 at
          September 30, 1996 and $245 at December 31, 1995      4,915       4,446
      Inventories                                               8,302       8,207
      Prepaid expenses and other current assets                   271         678
                                                             --------    --------
          Total current assets                                 16,985      13,555

Property and Equipment, net                                     9,109       7,203

Other Assets
      Goodwill, net of accumulated amortization of
           $1,240 at September 30, 1996 and $1,106 at
           December 31, 1995                                      535         668

      Other, net                                                  776       1,026
                                                             --------    --------
          Total other assets
                                                                1,311       1,694
                                                             --------    --------
                                                             $ 27,405    $ 22,452
                                                             --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Demand note payable to bank                            $   --      $  3,377
      Current portion of MIFA obligations                         135         130
       Current portion of capital lease obligations               103         104
       Accounts payable                                         5,357       5,210
       Accrued expenses                                         1,261         885
                                                             --------    --------
            Total current liabilities                           6,856       9,706

MIFA Obligations, less current portion                          3,760       3,833
Capital Lease Obligations, less current portion                   223         301
Deferred Income Taxes                                           1,178       1,178
Commitments                                                      --          --

Stockholders' Equity
       Common Stock                                            13,524       7,358
       Retained Earnings                                        2,179         426
                                                             --------    --------
                                                               15,703       7,784
       Less-Note receivable from stockholder/officer             (315)       (350)
                                                             --------    --------
              Total stockholders' equity                       15,388       7,434
                                                             --------    --------
                                                             $ 27,405    $ 22,452
                                                             --------    --------


See accompanying notes to consolidated financial statements.

                       Asahi/America, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)
               (dollars in thousands, except net income per share)



                                                Three months ended              Nine months ended
                                                   September 30,                   September 30,
                                                ------------------              -----------------
                                                1996          1995              1996          1995
                                                ----          ----              ----          ----
Net sales                                       $    9,066    $    9,093     $   28,437     $   25,351

Cost of sales                                        5,613         5,819         17,965         16,796
                                               -----------    -----------    -----------    -----------

     Gross Profit                                    3,453         3,274         10,472          8,555

Selling, general and administrative expenses         2,275         2,164          7,236          6,292
                                               -----------    -----------    -----------    -----------
     Income from Operations                          1,178         1,110          3,236          2,263
Interest expense, net                                  (24)         (178)          (222)          (557)
                                               -----------    -----------    -----------    -----------

Income before provision for income taxes             1,154           932          3,014          1,706

Provision for income taxes                             485           361          1,261            660
                                               -----------    -----------    -----------    -----------

     Net Income                                 $      669    $      571     $    1,753     $    1,046
                                               -----------    -----------    -----------    -----------
Net income per common share and
     common equivalent share                    $     0.20    $     0.24     $     0.61     $     0.45
                                               -----------    -----------    -----------    -----------

Weighted average number of common and common
equivalent shares outstanding                    3,342,314     2,340,000      2,860,940      2,340,000
                                               -----------    -----------    -----------    -----------


See accompanying notes to consolidated financial statements.

                       Asahi/America, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)


                                                                         Nine months ended
                                                                          September 30,
                                                                         1996       1995
                                                                        -------    -------

Cash flows from operating activities
Net Income                                                              $ 1,753    $ 1,046
Adjustments to reconcile net income to
net cash provided by operating activities
  Depreciation and amortization                                             925        804
  Deferred income taxes                                                    --          393
  Changes in assets and liabilities
    Accounts receivable                                                    (469)        23
    Inventories                                                             (95)       707
    Prepaid expenses and other current assets                               407       (232)
    Accounts payable                                                        147     (1,263)
    Accrued expenses                                                        376       (262)
                                                                        -------    -------
          Net cash provided by operating activities                       3,044      1,216

Cash flows from investing activities
Purchase of short-term investments                                       (1,016)      --
Purchase of property and equipment                                       (2,591)      (838)
Decrease (increase) in others assets                                        143       (117)
                                                                        -------    -------
          Net cash used in investing activities                          (3,464)      (955)

Cash flows from financing activities
Borrowings under demand note payable to bank                              3,650      7,780
Payments under demand note payable to bank                               (7,027)    (7,785)
Payments on MIFA obligations                                                (68)       (64)
Payments on capital lease obligations                                       (79)       (26)
Payments of note receivable from stockholder/officer                         35       --
Proceeds from issuance of common stock
   net of issuance costs of $809                                          6,166
                                                                        -------    -------
         Net cash provided by (used in) financing activities              2,677        (95)
                                                                        -------    -------

Net increase in cash and cash equivalents                                 2,257        166
Cash and cash equivalents, beginning of period                              224        185
                                                                        -------    -------
Cash and cash equivalents, end of period                                $ 2,481    $   351
                                                                        -------    -------

Supplemental cash flow disclosures: Cash paid during the year for:
Interest                                                                $   285    $   484
                                                                        -------    -------
Income taxes                                                            $   690    $   769
                                                                        -------    -------

Supplemental schedule of non-cash investing and financing activities:
Acquisition of equipment under capital lease obligations                $    --    $   234
                                                                        -------    -------


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

4. Inventories
Inventories are stated at the lower of cost (last in first out) or market. The components of inventory are summarized as follows:

                               September 30,      December 31,
                                   1996              1995
                               -------------      ------------
Raw materials                    $   659            $  743
Work in process                       40                --
Finished goods                     7,715             7,946
                                 -------            -------
                                   8,414             8,689
LIFO reserve                        (112)             (482)
                                 -------            -------
 Total                           $ 8,302            $8,207
                                 =======            =======

Had inventories been reported on the FIFO basis, net income for the nine months ended September 30, 1996 and 1995 would have been approximately $1,533 and $1,103, respectively. Net income for the three months ended September 30, 1996 an 1995 would have been approximately $542 and $590, respectively.

5. Borrowing Arrangement
The Company and its Bank are negotiating the terms of a loan arrangement which will provide for up to $10 million of unsecured borrowing. The new loan arrangement, anticipated to be closed in the fourth quarter, will consist of two facilities including a two year $5 million unsecured, Committed Revolving Line of Credit (the Committed Line) and a one year $5 million unsecured, Discretionary Demand Line of Credit (the Demand Line). The Committed Line requires that the Company meet certain financial ratios and maintain specified minimum levels of working capital and tangible net worth.


6. Net Income Per Share
Net income per common and common equivalent share is based upon the weighted average number of common and common equivalent shares outstanding during each period, computed in accordance with the treasury stock method. Fully diluted net income per common and common equivalent share has not been presented as it is not significantly different.

7. Commitments
In June 1996, in connection with its plans to expand manufacturing and distribution capacity, the Company completed the purchase of the land and building adjoining its existing facility in Malden, Massachusetts. The Company estimates the total funds required for this project and related equipment purchases will approximate $2.5 million of which $1.9 million was expended through September 30, 1996.

8. Concentration of credit risk
Sales to the Company's major domestic customer during the third quarter of 1996 were approximately 21% of total sales as compared to 24% for the 1995 third quarter. For the nine month periods ended September 30, 1996 and 1995, sales to the Company's major domestic customer were approximately 24% and 23% of total sales, respectively. Export sales as a percent of total sales during the third quarter were approximately 4% and 5% in 1996 and 1995, respectively.

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


Results of  Operations

The following table sets forth, for the periods indicated, the Company's net sales as well as certain income and expense items, expressed as a percentage of sales:


                                                                  Three months ended               Nine months ended
                                                                    September 30,                    September 30,
                                                           -------------------------------  -----------------------------
                                                               1996            1995            1996            1995
                                                           --------------  --------------  --------------  --------------

Net sales                                                     100.0%           100.0%         100.0%          100.0%
Cost of sales                                                  61.9%            64.0%          63.2%           66.3%
      Gross Profit                                             38.1%            36.0%          36.8%           33.7%
Selling, general and administrative expenses                   25.1%            23.8%          25.4%           24.8%
      Income from operations                                   13.0%            12.2%          11.4%            8.9%
Interest expense, net                                          -0.3%            -1.9%          -0.8%           -2.2%
Income before provision for income taxes                       12.7%            10.3%          10.6%            6.7%
Provision for income taxes                                      5.3%             4.0%           4.4%            2.6%
       Net income                                               7.4%             6.3%           6.2%            4.1%


Net Sales

Net sales for the quarter ended September 30, 1996 of $9.1 million were unchanged from the third quarter of 1995 as higher sales volume of distributed products offset a decline in manufactured product sales. Manufactured product sales were adversely affected by the timing of construction project orders. Year to date sales through September 30, 1996 were $3.1 million higher than the corresponding period of 1995 principally due to increased volume of distributed products and the impact of a price increase implemented in July 1995.

Export sales for the three and nine month periods ended September 30, 1996 were $345,000 and $1.2 million respectively compared to $491,000 and $1.5 million for the corresponding periods of 1995. Sales to the Company's largest single customer were approximately 24% and 23% of total sales for the nine month periods ended September 30, 1996 and 1995, respectively.


Gross Profit

Gross profit as a percentage of sales (gross margin) for the third quarter of 1996 improved 2.1 percentage points from third quarter 1995 to 38.1%. Gross margin for the nine months ended September 30, 1996 increased 3.1 percentage points over the corresponding prior year period to 36.8%. Gross margins for both periods improved, despite a less favorable sales mix associated with lower sales of manufactured product, due mainly to lower product costs attributed to favorable movement of the US dollar against the Japanese yen, reduced freight costs on foreign purchases, and the integration of certain contract manufacturing into in-house manufacturing. Gross profit for the 1996 third quarter included foreign currency gain of $45,000 as compared to a $416,000 foreign currency gain for the 1995 third quarter. Gross margin for the nine month period ended September 30, 1996 also benefited from a July 1995 price increase.


Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine month periods ended September 30, 1996 increased $111,000 and $944,000, respectively, over the corresponding periods of 1995 due to increased personnel and infrastructure to support plans for long-term growth. Higher direct selling and warehousing costs associated with improved sales also contributed significantly to the nine month increase in 1996 as compared to 1995.

Interest Expense and Income Taxes

Interest expense was approximately $109,000 and $260,000 lower in the respective three and nine month periods of 1996 as compared to 1995. The Company paid down the entire balance of its bank line of credit following the initial public offering in May 1996 and there have been no additional bank borrowings since that time. Lower average borrowing and lower interest rates prior to the initial public offering also contributed to lower year to date expense in 1996 as compared to 1995.

Income taxes increased $124,000 in the third quarter of 1996 and $601,000 for the nine months ended September 30, 1996 as compared to 1995. The increases were mainly due to higher income before income taxes.


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

At September 30, 1996 cash and cash equivalents were $2.5 million while short term investments were $1.0 million.

The Company generated $3.0 million of cash flow from operations during the nine month period ended September 30, 1996 as compared to $1.2 million for the same period of 1995. Receivables at September 30, 1996 increased $469,000 from December 31, 1995 mainly due to slower collections associated with construction project shipments.

The Company completed its initial public offering on May 15, 1996 through the sale of one million shares of common stock at $7.50 per share. After underwriting discounts, commissions and expenses related to the offering, the Company received $6.2 million from the sale of its shares. Immediately following the offering, the Company used $2.3 million to pay down the entire balance of its bank line of credit, which remained unused through September 30, 1996.

The Company and its Bank are negotiating the terms of a loan arrangement which will provide for up to $10 million of unsecured borrowing. The new loan arrangement, anticipated to be closed in the fourth quarter, will consist of two facilities including a two year $5 million unsecured, Committed Revolving Line of Credit (the Committed Line) and a one year $5 million unsecured, Discretionary Demand Line of Credit (the Demand Line).

In June 1996, in connection with its plans to expand manufacturing and distribution capacity, the Company completed the purchase of the land and building adjoining its existing facility in Malden, Massachusetts at an aggregate purchase price of $1.25 million. The Company estimates the total funds required for this project and the related equipment purchases will approximate $2.5 million. Of this amount, approximately $1.9 million had been expended at September 30, 1996.

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

                                    ASAHI/AMERICA, INC.


Dated:  November 14, 1996           By: /s/ Leslie B. Lewis
                                        ----------------------------
                                        Leslie B. Lewis, President and Chief
                                         Executive Officer

                                    By: /s/ Kozo Terada
                                        -----------------------------
                                        Kozo Terada, Vice President, Chief
                                         Financial Officer and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)