Form 10-K
period 1996-12-31
ASAHI AMERICA INC
filed 1997-03-28
CIK 906873

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 --------------
                                    FORM 10-K

(Mark One)
               _X_ Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934 (Fee Required)
                   for the fiscal year ended December 31, 1996
                                       or
              ___ Transition Report Pursuant to Section 13 or 15(d)
               of the Securities and Exchange Act of 1934 (No Fee
                                    Required)

Commission File No.  0-28322


                               Asahi/America, Inc.
             (Exact name of registrant as specified in its charter)

     Massachusetts                                              04-2621836
(State or other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

     35 Green Street                                            02148-0005
     Malden, Massachusetts                                      (Zip Code)
(Address of principal executive offices)


                                 (617) 321-5409
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock (without par value)
                        --------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for
the past 90 days. Yes  X              No
                      ---                ---

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10K or any amendments to this Form 10K._________

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 5, 1997, was $9,035,550. As of March 5, 1997, there were issued and outstanding 3,340,000 shares of the Registrant's Common Stock, without par value.

================================================================================
                       DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III, Items 10, 11, 12 and 13, hereof is incorporated by reference to the specified portions of the Registrant's Proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 1997 annual meeting of stockholders, which will be filed with the Commission on or before April 30, 1997; and certain exhibits to the Registrant's Form S-1 Registration Statement ( File No. 333-2314) are incorporated by reference in response to Part IV, Item 14.

                       Asahi/America, Inc. and Subsidiary

                                TABLE OF CONTENTS

Securities and Exchange Commission
Item Numbers and Description            PART I                        Page
----------------------------                                          ----

Item 1.       Business                                                  2

Item 2.       Properties                                               10

Item 3.       Legal Proceedings                                        10

Item 4.       Submission of Matters to a Vote of Security Holders      10

                                      PART II

Item 5.       Market for the Registrant's Common Equity
              and Related Stockholder Matters                          11

Item 6.       Selected Financial Data                                  12

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      13

Item 8.       Financial Statements and Supplementary Data              16

Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                   16

                                     PART III

Item 10.      Directors and Executive Officers of the Registrant       16

Item 11.      Executive Compensation                                   16

Item 12.      Security Ownership of Certain Beneficial Owners
              and Management                                           16

Item 13.      Certain Relationships and Related Transactions           16

                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                              17

                                     PART I

Item 1.   BUSINESS

Introduction

     Asahi/America, Inc. ("the Company") markets and sells thermoplastic valves, piping systems and components manufactured by the Company and others for use in a variety of environmentally sensitive and industrial applications, including semiconductor manufacturing, chemical processing, waste treatment processing and pharmaceutical manufacturing. The Company, an ISO 9001 quality control certified manufacturer, makes electric and pneumatic valve actuators and controls, proprietary double containment thermoplastic piping systems, and custom fabricated fittings and specialty products. The Company offers a broad selection of industrial thermoplastic valves in, and, based on a 1995 market study prepared by the unaffiliated firm of Sommers Marketing, Inc., believes it has one of the largest shares of, the United States industrial thermoplastic valve market.

     The Company is the exclusive master distributor in the United States, Latin America and the Caribbean for Asahi Yukizai Kogyo Co., LTD, official English translation Asahi Organic Chemicals Industry Co., LTD ("AYK"), a Japanese company that the Company believes to be one of the largest manufacturers of thermoplastic valves in the world. The Company is also the exclusive master distributor in the United States for Alois-Gruber GmbH (together with its United States subsidiary, "Agru"), an Austrian manufacturer of thermoplastic pipe and fittings. The Company distributes its products under the brand names Asahi, DuoPro and PolyFlo, among others.

     As a master distributor for AYK since 1974 and for Agru since 1985, the Company has developed a network of more than 400 United States and approximately 20 foreign distributors. Initially developed as the distribution channel for the products purchased by the Company from AYK and Agru, this extensive distribution network also supports increasing sales of the higher margin products manufactured by the Company. From 1993 to 1996, sales of valve actuators and controls, custom valves and piping systems manufactured by the Company have increased by 50% from approximately $7.6 million (30% of total sales) to approximately $11.4 million (30% of total sales). While recent market conditions and currency trends have favored the Company's distributed products and have allowed the Company to be price competitive and further penetrate certain existing markets, the Company is repositioning selected manufacturing products in key export and domestic markets and is aggressively pursuing other short and long term marketing strategies to further resume growth of its manufactured product line.

     AYK, Nichimen Corporation and its affiliate, Nichimen America Inc. ("Nichimen America"), are principal stockholders of the Company. Nichimen Corporation, one of the largest Japanese trading companies, and Nichimen America, provide credit and import services to the Company in connection with its purchases from AYK.

     End users of the Company's products often specify thermoplastic valves and piping systems instead of metal because thermoplastics resist corrosion and do not contaminate transported fluids or gases. The Company's products combine the benefits associated with all plastic valve and piping products, such as light weight, ease of installation, long life and low installed cost, with the additional benefits of thermoplastic products, such as resistance to damage from temperature and corrosion. The Company seeks to identify industrial applications where the end users' requirements justify the use of industrial thermoplastics. Examples include double containment corrosion-resistant piping systems that meet EPA regulations, piping systems for compressed air and gases, and high purity pipe and valves to assure contaminant free processing of liquids. The Company sells its products to distributors which sell to end users. Representative end users include Motorola, WMX Technologies, Micron Technology, the Corps of Engineers, Browning Ferris Industries, IBM, Schering-Plough, Estee Lauder, Rhone Poulenc and DuPont, none of which individually represents a material portion of the Company's sales.

     The Company was originally founded to be the exclusive master distributor in the United States, Latin America and the Caribbean for AYK. Since the early 1980s, the Company has pursued a program to broaden its product lines and customer base in order to sell higher margin products that are complementary to the valves supplied by AYK. Highlights in the implementation of this program include the following:

     The addition of thermoplastic pipe. In 1985, the Company became the exclusive master distributor in the United States of thermoplastic pipe manufactured by Agru, which enabled the Company to supply all of the components for complete thermoplastic piping systems. With the development of its own engineering and manufacturing capabilities, the Company is able to provide custom designed piping systems.

     The development of new products. The Company has developed a number of new higher margin products, including the introduction in 1980 of the Company's first valve actuator and in 1986 of the Company's patented double containment piping system, called DuoPro. The Company now manufactures several different types of actuators in a variety of sizes, which permit a valve to be operated from a remote site or controlled according to a programmed set of instructions. The Company's DuoPro piping systems are designed to detect and contain an accidental discharge of hazardous or toxic material, meet EPA requirements for underground transport of hazardous liquids, and address customer concerns for worker safety and protection of the environment.

     The acquisition of complementary product lines. The Company has sought to expand its product offerings by acquiring product lines that are not available from its principal suppliers. In 1994, the Company acquired its PolyFlo product line of double containment pipe and fittings that are extruded or molded in a proprietary, patented one-step process. The PolyFlo product line is available in internal diameters up to 6 inches and complements the Company's DuoPro line, which is available in larger diameters. The Company added a line of pressure relief valves in October 1995, when it acquired an exclusive perpetual license of the technology to manufacture the valves in thermoplastic. In February 1996, the Company added a line of industrial filters, which alleviate environmental concerns relating to cartridge disposal. The filters are sold by a number of the Company's existing distributors.

     The expansion of its distribution network. The expansion of the Company's product lines enable the Company to increase sales to existing distributors and to add distributors serving new markets. In addition, the Company has initiated a number of programs to support its distributors, including the addition of an in-house engineering department to provide technical support, a variety of advertising and promotional programs, and product education seminars. See "Business--Distribution and Marketing."

     In February 1996, the Company was awarded ISO 9001 status by the International Organization for Standardization based in Geneva, Switzerland, which is the principal international body for establishing guidelines for and certifying adherence to a stringent set of quality control and assurance standards. The award is significant in validating the Company's manufacturing standards and the Company believes that this standard, which is recognized in at least 80 countries, is of increasing importance in the selection of vendors of industrial products. The Company's two principal suppliers, AYK and Agru, are also ISO 9001 certified.

Industry Overview

     According to industry sources, the estimated United States market in 1996 for industrial valves will approximate $3 billion. It is estimated that thermoplastic valves represent approximately 3% of the industrial valve market. Industry sources estimate that, in 1997, the market for metal valves will grow by less than 1%, while the market for thermoplastic industrial valves is expected to grow by approximately 5% to 7%.

     Traditionally, industrial companies have used metal pipe and valves for the transportation of fluids and gases. As industrial manufacturing processes have grown more sophisticated and environmental concerns have increased, the disadvantages of metal valves and piping systems, including weight, susceptibility to corrosion, and labor intensive fabrication and installation, have become more apparent. In many applications, metal pipe and valves will interact with the surrounding environment or the transported liquid or gas, which may result in corrosion of the piping system, leakage, or contamination of the transported liquid or gas.

     Advances in thermoplastic technology have made possible the manufacture of thermoplastic valves and piping systems with the strength and temperature resistance required for many industrial applications. Thermoplastic piping systems can be used in applications involving pressures up to 230 pounds per square inch and temperatures up to 300 degrees F and can provide superior performance to metal systems in many applications. These applications include:

     Where the environment is corrosive or corrosive materials are being transported. The chemical processing industry was an early adopter of thermoplastic valves and pipe because chemical companies frequently transport corrosive fluids and gases which can degrade metal systems. In certain of these applications, thermoplastic systems require less frequent replacement than metal systems, which can result in a lower lifetime cost for a thermoplastic system.

     Where the potential for damage to the environment is a consideration. Federal, state and local environmental authorities are mandating that companies which handle toxic fluids take steps to prevent leakage into the environment. All owners of underground storage tanks are required to be in compliance with the EPA's requirements regarding leak containment and detection by 1998. Owners may comply with these requirements by using piping systems which are either made of corrosion resistant material, such as plastic, or are treated with corrosion resistant coating. Furthermore, the EPA is mandating the use of double containment systems, such as a "pipe-within-a-pipe" architecture, to reduce the likelihood of leakage and to detect leaks.

     Where the purity of the transported liquid or gas is a concern. In the semiconductor industry, manufacturers require thermoplastic piping systems for the transport of ultrapure water for washing computer chips. Likewise, pharmaceutical and biotechnology manufacturers employ high purity plastic piping systems to reduce the risk of contamination.

     Where installation costs are a significant factor in the total system cost. Because of the lighter weight of the components and the relatively easier installation, thermoplastic piping systems often can be installed more quickly than metal systems and without the use of heavy equipment that is often required to install comparable metal piping systems. Eliminating the need for heavy equipment and extensive labor can result in a lower installed cost for plastic systems than for comparable metal systems.

     Management believes that thermoplastic products will continue to increase their share of the total market for industrial valves and piping systems. In management's view, a number of factors drive this increase, including continued improvement in thermoplastics technology, enforcement of environmental regulations, more widespread recognition of the benefits of thermoplastic, and increased familiarity with the skills required to install thermoplastic piping systems.

Company Strategy

     Through its alliances with AYK and Agru, the Company believes it has established itself as a market leader in thermoplastic industrial valves and piping systems, as evidenced by the breadth of its product line, industry recognition of its brand names, and the scope of its distribution network. The Company's strategy is to:

     Provide a thermoplastic alternative to metal valves and piping systems. The Company considers its primary competitors to be the suppliers of traditional metal products. The Company believes that a substantial opportunity exists for suppliers of thermoplastic products to gain a larger share of the total industrial market for valves and pipe.

     Develop and market products manufactured by the Company. As a master distributor for AYK and Agru, the Company believes it offers a broader line of thermoplastic valves and pipe than any of its competitors. The Company seeks to leverage its valve and pipe sales by offering complementary higher margin products manufactured by the Company. These products include valve actuators, controls, double containment piping systems and custom fittings manufactured to customer specifications. The Company realizes a higher margin on the products it manufactures than on the products it distributes. From 1993 to 1996, annual sales of products manufactured by the Company increased by approximately $3.8 million, or 50%, while sales of all other products increased 48% during this same period. While recent market conditions and currency trends have favored the Company's distributed products and have allowed the Company to be price competitive and further penetrate certain existing markets, the Company is repositioning selected manufacturing products in key export and domestic markets and is aggressively pursuing other short and long term marketing strategies to further resume growth of its manufactured product line. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Identify and serve markets in diverse industries. The Company seeks to continue to expand the market for its products and diversify its end user base by identifying new applications where the benefits of thermoplastics are superior to metal piping systems. In the early 1980s, virtually all of the Company's products were sold through distributors to end users in the chemical processing industry. The Company estimates that in 1996 sales to the semiconductor and chemical processing industries accounted for 31% and 20% of total sales, respectively, while sales to federal and local governmental agencies (in connection with environmental clean up of government-owned sites and water treatment facilities, respectively) accounted for 12%, sales to the waste management industry accounted for 8%, and sales to pharmaceutical and mining companies and to aquariums accounted for 12%. The Company's estimates of sales to the respective industries are based on the Company's survey of its distributors and on the Company's records of shipments made directly to end users at the request of distributors. By expanding the applications for its products, the Company seeks to increase revenues, to reduce its vulnerability to economic downturns specific to the industries in which its customers operate, and to benefit from diverse market developments, including the continued growth of the semiconductor manufacturing industry, the approaching deadline for compliance with the EPA's underground storage tank regulations, and continued business concern for the protection of the environment.

     Acquire complementary product lines. The thermoplastic valve and pipe industry is fragmented, and the Company believes there are opportunities to expand its product base through acquisitions of complementary businesses and product lines. The Company believes that its current network of more than 400 United States and approximately 20 foreign distributors can serve as a marketing channel for complementary products. In the last three years, the Company expanded its product offerings with the acquisition of the PolyFlo product line, the acquisition of a line of industrial filtration equipment, and a license of the technology for the manufacture of pressure relief valves. Currently, management is actively seeking potential opportunities, including mergers and acquisitions, joint ventures, licensing, and start-up ventures that would benefit from exposure to the Company's broad and established distribution network or widen the Company's existing distribution channels.

Products

     The Company manufactures and sells thermoplastic valve actuators and controls, custom fabricated valves, and proprietary double containment piping systems. Products marketed and sold by the Company include thermoplastic valves and pipe supplied by AYK and Agru, respectively. In addition, the Company rents and sells specialized welding equipment for use in the installation of its piping systems. With its broad product base, the Company is able to offer its end users "one stop shopping" to meet substantially all of their requirements for thermoplastic industrial valves, pipe and piping systems.

     The following table sets forth information concerning the contribution to total sales from the Company's principal classes of products (excluding sale and rental of welding equipment):


                                                                       Year ended December 31,
                                                                --------------------------------------
                                                            1994                 1995                1996
                                                            -----                -----               -----
                                                                           ($ in thousands)

Distributed products, including valves, pipe
  and fittings..................................     $18,332   64.3%       $21,212   60.6%     $24,579   64.9%
Manufactured products, including actuators and
  controls, fabricated valves and piping systems     $ 9,585   33.6%       $12,414   35.5%     $11,374   30.0%


     Valves. The valves supplied by the Company are injection molded from one of four primary resins: Polyvinyl Chloride (PVC); Chlorinated Polyvinyl Chloride
(CPVC); Polypropylene (PP); and Polyvinylidene Flouride (PVDF). Product selection is based on such criteria as chemical and temperature resistance, pressure tolerance levels, purity, abrasion resistance and cost. Valves made from PVC are the lowest in cost. They typically have good chemical resistance, can withstand temperatures up to 140 degrees F, and are used extensively in applications for chlorinated water, salt water, and relatively mild chemicals. CPVC and PP valves can withstand more severe chemicals and tolerate temperatures up to 200 degrees F and 180 degrees F, respectively. PVDF can be used in applications with temperatures up to 250 degrees F. It is ideally suited for halogens, strong acids, mild caustics and is the most commonly specified material for the transport of distilled water and high purity chemicals in the semiconductor industry.

     The Company markets seven basic valve designs: ball, butterfly, swing check, gate, globe, ball check and diaphragm. Most valves are available in all four of the primary resins with a variety of elastomeric sealing materials as options. With the size range of each valve style and the various seat, seal and stem materials available, there are a tremendous number of variations for each valve style. For example, the Company offers over 2,000 butterfly valve configurations. Each valve style addresses specific fluid flow requirements. Criteria for selecting one model over another include time to open, the presence of suspended solids in the transported fluid, the potential for bacterial growth, and line size.

     Manual valves range in price from $5.50 for a sampling valve to over $25,000 for a 24 inch PVDF butterfly valve. A typical valve will sell for $50 to $100. The Company processes approximately 3,000 invoices per month, indicating a broad-based demand.

     Actuators and controls. To meet the growing demands of industry for plant automation, reduced labor costs and increased productivity, the Company has developed electric and pneumatic actuators and controls for remote and programmable operation and control of valves. The Company's actuators and controls enable the end user to program or remotely adjust valves in response to, or in order to achieve, specified temperature, pressure, and flow rate of the transported substance, whether a liquid or gas. These products enable the end user to actuate and control precisely the valves in a system in response to process variables. Additionally, valve modifications are custom designed and fabricated by the Company to meet customer requirements, including special stems, locking devices, stem extensions, lugs, etc. The Company currently offers six basic types of actuators and controls in a variety of sizes that are adaptable to a broad spectrum of the valves that it distributes for AYK. Actuation and special valve modifications can add from $150 to $1,000 to the price of a manual valve, with a positive effect on the Company's gross margins.

     Pipe and piping systems. As the exclusive United States distributor for Agru, the Company supplies a line of thermoplastic pipe and fittings. In addition, the Company fabricates two types of double containment piping systems, which are sold under the brand names DuoPro and PolyFlo. These double containment "pipe-within-a-pipe" systems are designed to contain accidental ruptures and leaks and may be equipped with detection systems that signal and locate a leak in the system. These systems are designed to meet environmental regulatory requirements for the transport of certain toxic and corrosive materials.

     The Company supplies thermoplastic piping systems made of PP, PVDF, HDPE (high density Polyethylene) and Halar. PP systems are offered in sizes from 3/8 inch to 24 inches, with PVDF and Halar offered in sizes from 1/2 inch through 12 inches. HDPE pipe and fittings are specifically used for compressed air lines, and are sold under the Company's trade name "Air-Pro". Typically, piping is sold as a system with the end user purchasing all the pipe, fittings and valves from one source. Piping system orders average $10,000 to $15,000, with several each year exceeding $100,000.

     In 1986, the Company developed and patented its DuoPro double containment piping system to meet requirements set forth by the EPA's Underground Storage Tank Regulations. Pipe and fittings primarily supplied by Agru are fabricated into systems as large as 18 inch diameter inner pipe by 24 inch diameter containment pipe. An average DuoPro system sells for $25,000 to $50,000.

     With the acquisition of PolyFlo product line in 1994, the Company's double containment pipe line was expanded to include inner pipe sizes from 1 inch to 6 inches. The PolyFlo line is extruded using a patented manufacturing process.

     Other sources of sales. The Company also rents and sells specialized welding equipment for use in the installation of its piping systems. In 1996, revenues from the rental and sale of such equipment totaled approximately $1.9 million.

     During the past three years, the Company has invested in additional manufacturing equipment, plant expansion and new product development, with the goal of increasing its production capability and building a broader base of manufactured products. Products that will enhance the sale of existing pipe and valve items are targeted for development. Recent new products have included two electric actuators, a mini pneumatic actuator, printed circuit boards for more precise control of actuators, a fail safe battery pack, and a patented stem support assembly for landfill applications. While the Company will continue to develop new products and accessories and introduce new product lines, the Company has not incurred a material amount of expense for research and development during the past three fiscal years.

Distribution and Marketing

     Domestic. Substantially all of the Company's sales in the United States are made through an established network of more than 400 independent distributors, many of whom have been distributors of the Company's products for 20 years. Approximately 125 are stocking distributors, which carry an inventory of the Company's products. One distributor accounted for 19%, 26% and 23% of the Company's sales in 1994, 1995 and 1996, respectively, and 40 distributors accounted for 81%, 82% and 82%, respectively, of sales during the same period. The Company's principal distributor estimates that it sold the Company's products to not fewer than 5,000 end users in both 1995 and 1996.

     The Company supports its distributors with ten Company-employed sales representatives, one national sales manager, one national sales manager of specialty products, and one director of Latin American sales. The Company sales force works jointly with the Company's distributors and independently to develop sales leads, which are referred to the distributors. Additional marketing support is provided by the Company's staff of seven engineers, who are available to provide technical information on the Company's products, suggest solutions to customers' requirements and assist in the design and installation of full piping systems. The Company also promotes its products through trade shows, customer product seminars, and the use of promotional materials, including full color product brochures, advertising in trade journals, and other public relations activities.

     The Company has developed an extensive educational program for its distributors to train them in the use and benefits of its products. This program includes a series of in-house and regional multi-day seminars, as well as one-on-one presentations by the Company's sales representatives to individual distributors and their sales forces. The Company provides its distributors with extensive written materials relating to its products and their applications.

     The Company does not have contracts with its distributors. None of the Company's distributors carries the Company's products exclusively. The Company believes that the use of distributors, which generally specialize in pipe and valve products and focus on specific industry or geographic markets and, accordingly, have specific knowledge of and contacts in particular markets, enhances the scope of the Company's marketing efforts and permits the Company to penetrate a broader market without the significant costs associated with a large direct sales force that would otherwise be required.

     Foreign. The Company has an established network of approximately 20 independent foreign distributors. For fiscal years 1994, 1995 and 1996, the Company had export sales of approximately $3.3 million, $1.8 million and $1.6 million, respectively, primarily to Latin America. All of the Company's export sales are denominated in United States dollars.

End Users

     The Company sells substantially all of its products through distributors to a diversified end user base. A common characteristic of end users is the need for pipe and valves to control, transport and contain corrosive fluids, ultrapure liquids, environmentally harmful fluids or flammable gases. No single end user is responsible for a material portion of the Company's sales. Principal industries, representative applications and representative end users for the Company's products include:


                                    Representative
       Industry                      Applications                 Representative End Users

Chemical processing           Transfer of corrosive and         Dow Chemical, DuPont,Rohm
                              environmentally hazardous         & Haas, P.P.G., Clorox, B.F. Goodrich,
                              chemicals                         and Kerr McGee

Semiconductor                 Transfer of deionized water,      IBM, Motorola, Texas Instruments,
manufacturing                 ultra pure chemicals and          Micron Technology, Advanced Micro
                              chemical waste                    Devices, National Semiconductor,
                                                                Samsung Semiconductor, and Matsushita

Landfill                      Collection of methane gas         WMX Technologies, and
                              and  leachate                     Browning Ferris Industries

Aquariums                     Automated circulation of salt     New Orleans, Monterey Bay, Tampa,
                              water                             Albuquerque, Omaha and Long Beach

The Corps of Engineers        Soil remediation and transfer of  Aberdeen Proving Grounds, Tinker
                              hazardous waste                   Air Force Base, Hill Air Force
                                                                Base, Tooele Army Base, Fort
                                                                Belvoir Defense Laboratory, Nevada
                                                                Test Site and China Lake

Mining                        Transfer of sulfuric acid and     Kennecott Utah Copper, Corporacion
                              cyanide                           Nacional de Cobre de Chile
                                                                (Codelco), Sociedad Contractual
                                                                Minera El Abra, and Cypress Mines

Pharmaceutical                Transfer of chemical waste        Schering-Plough, Eli Lilly, Abbott
                                                                Labs, Merck and Bristol-Myers
                                                                Squibb


Suppliers

     The Company has exclusive distribution agreements in defined territories for substantially all of the valves, pipe and fittings sold by the Company. The Company has been the exclusive master distributor of a broad line of valves and related accessories for AYK in the United States, Latin America and the Caribbean since 1977, and is currently in the eighth year of a ten year agreement with AYK, Nichimen Corporation and Nichimen America which runs through December 31, 1999. While the agreement is in force, the Company may not purchase competing products from any other manufacturer. Under the agreement, the Company must use its best efforts to market AYK's valves in its territory and has agreed to purchase at least $140 million of products from AYK over the term of the agreement. There are no minimum annual purchase requirements, but there are annual guidelines attached to the contract. Through December 31, 1996, the Company had purchased approximately $61.8 million of product from AYK, with the purchases in the years ended December 31, 1994, 1995 and 1996 totaling approximately $10.3 million, $10.0 million and $10.4 million respectively. Total purchases through December 31, 1996, were approximately $21.5 million behind the annual guidelines on a cumulative basis. The Company's prior contracts with AYK included similar cumulative and annual purchase provisions, and AYK has always agreed to extend or enter into a new contract with the Company regardless of its compliance with such terms. However, no assurances can be given that AYK will agree to renew its contract with the Company at the end of the current term. AYK is a principal stockholder of the Company.

     AYK, which manufactures the valves it supplies to the Company at its plant in Japan, warrants that its products are merchantable and free from defects in material and workmanship, and indemnifies the Company against losses or claims arising from the sale of the products. In the case of defective products, AYK agrees to repair or replace the products. In addition, AYK must maintain a minimum of $3.0 million of product liability insurance that includes the Company as a named insured. The Company may not distribute products produced by third parties that compete with the products it purchases from AYK. Purchases by the Company are made under written purchase orders. Once an order is accepted, it may not be canceled except by agreement of the parties; AYK may not reject an order unreasonably or in bad faith. Either party may terminate the agreement if the other party defaults and the default continues for 30 days after notice or if the other party becomes subject to a bankruptcy or insolvency proceeding. The parties have agreed to negotiate in good faith during the last six months of the term of the agreement with a view to extending the agreement.

     A large percentage of the pipe and fittings sold by the Company is supplied by Agru under a five-year distribution agreement, which was amended and restated effective as of January 1, 1995. Under the agreement, the Company has exclusive distribution rights in the United States for certain products (PP, PVDF, and Halar fittings and pipe, and PVDF welding equipment) and non-exclusive rights for other products. The Company may not purchase products that compete with the exclusive products unless Agru is unable to deliver products within four weeks of order. Agru is obligated to repair or replace any defective product it supplies. The Company is obligated to make minimum purchases from Agru each year, using 1994 total purchases of $3.1 million as a base. If purchases in any year decline by 20% or more from the base, Agru may terminate the contract at the end of the following year unless purchases in that year equal or exceed $3.1 million in which case the contract continues in force. During the year ended December 31, 1996, the Company's purchases from Agru totaled approximately $6.7 million. The agreement is terminable in the event of serious breach which is not cured within three months of notice, and in the event of the bankruptcy or insolvency of either party. Unless either party gives notice of termination not less than 12 months prior to the end of the terms, the contract automatically extends for five years.

     While there are other sources of supply for the products which the Company purchases from AYK and Agru, the Company is not aware of other single sources of supply that offer the variety and quality of products they produce. In addition, several sources of supply have existing exclusive arrangements with other companies that would preclude dealing with the Company. The Company's supply arrangements with AYK and Agru are also subject to all of the usual risks of foreign trade. The loss of either AYK or Agru as a supplier or the imposition of restrictions on foreign trade could have a material adverse effect on the Company. The Company believes its relationships with these two suppliers are excellent.

Manufacturing and Distribution

     The Company has an engineering department of seven professionals, who support the Company's marketing activities and provide solutions to special end user customer requirements, such as modifications of valves and special pipe designs. The department has designed a number of actuators and accessories that are sold in conjunction with the Company's valves. In addition, the department assists end user customers in the design, engineering and installation of complete piping systems.

     At its Malden, Massachusetts facility, the Company manufactures and assembles a variety of valve actuators, valve/actuator assemblies and accessories. The Company also operates a "clean room" for the fabrication of ultrapure water piping systems for the semiconductor industry. In addition, the Company fabricates double containment piping systems and assists the end user customer (or its mechanical contractor) with on-site installation and testing. The Company rents and sells specialized welding equipment to customers and contractors for this purpose.

     On February 24, 1996, the Company was awarded ISO 9001 certification following a fourteen month review process. The certification indicates that the Company's operations meet the stringent standards for quality control and assurance established by the International Organization for Standardization. ISO 9001 has been adopted to date in more than 80 countries. It is anticipated that ISO certification will increasingly become a prerequisite for doing business with many customers and in many markets.

     The Company purchases and maintains an inventory of valves, pipe and fittings in anticipation of customer orders. The Company has warehouse facilities at its principal offices in Malden, Massachusetts. Because lead times for delivery from its principal suppliers are long, the Company carries significant inventory in relation to sales in order to be able to meet delivery requirements of its distributors and end user customers. Approximately 125 of the Company's distributors also stock inventory, principally valves and valve accessories.

Competition

     The industrial valve, pipe and fittings market is very fragmented, with many manufacturers and suppliers. The Company estimates that there are more than 100 suppliers of metal valves and at least a dozen suppliers of thermoplastic valves. There are also many suppliers of both metal and plastic pipe and fittings. There is no single company that dominates the market for either thermoplastic industrial valves or pipe. The Company believes that there are two companies which have significant shares of both markets, and one additional significant competitor in the valve market and three additional significant competitors in the pipe market. Of its competitors, the Company is aware of only one competitor that offers a comparable variety of thermoplastic valve and pipe products as the Company. Many of the Company's competitors, especially manufacturers of metal valves and pipe, have substantially greater financial, marketing, personnel and other resources than the Company. Based on a study of the market in 1995 commissioned by the Company, the Company believes that it has one of the largest shares of the United States market for industrial thermoplastic valves.

     Suppliers of industrial valves, pipe and piping systems, whether metal or plastic, compete primarily on the basis of price, performance and service to the customer or end user. In applications requiring high performance of the valves and pipe in terms of temperature, pressure and durability, the Company believes that its products compete favorably in terms of performance, price and lifetime cost with metal products available for the same applications. In certain applications, alternative plastic products may be available at lower prices than the Company's products. The Company believes, however, that many end users are willing to pay higher prices for the Company's products in exchange for the higher quality and service that the Company offers. The Company believes that its competitive advantages include the breadth of its valve, actuator and pipe product lines and its ability to supply complete piping systems, including custom fabricated components. The Company believes that it has an advantage over other manufacturers of valve actuation and piping products because of its ability to offer "one stop shopping" to the end user.

Joint Venture

     In February 1990, the Company established a joint venture with Watts Industries, Inc. ("Watts"), a United States manufacturer of metal valves, for the development of an electric actuator to supply the partners' respective needs. The two companies co-funded the tooling of the product, and the Company manufactures the product for sale by the Company through its regular distribution network and for sale to Watts at a discounted price. The employees of both companies executed confidentiality agreements to protect the confidential and proprietary information possessed by each company and utilized in the development of the actuator. All technology, information, material and data developed pursuant to the joint venture as well as any trademarks, patents, copyrights or other property interest that may result from the joint venture, is the joint and several property of the Company and Watts. Development of the product was completed in August 1992, and all manufacturing of the product line is done in the Company's plant.

Patents and Trademarks

     The Company exclusively owns six United States patents relating to its double containment pipe assemblies, seven United States patents relating to actuators and accessories used in conjunction with plastic valves, as well as two corresponding Canadian patents and two corresponding Canadian patent applications, and one United States patent relating to the filter backwashing system. All of the United States patents have been issued since December 1985, and extend at least until 2002. In addition, the Company owns 26 United States trademark registrations and seven pending trademark registrations. The trademark registrations, which are renewable by their terms in the ordinary course of business, cover various products offered for sale by the Company. The Company also owns copyright registration for its catalogs and design guides, as well as for the printed circuit boards it has developed for use in its valve actuators.

     All of the Company's intellectual property is owned or is held under a perpetual license, is free and clear of restrictions of any nature and is not subject to any license, sublicense, agreement or commitment with any third party, other than a security interest to the Company's bank lender. The Company's intellectual property rights are important to its business, and the Company intends to enforce its intellectual property rights. However, the Company believes that product quality and service are more important to the success of the Company. Except as discussed below, the Company has not been engaged in any litigation during the last six years in regard to its intellectual property rights.

     On April 30, 1991, the Company voluntarily filed a Request for Reexamination by the United States Patent and Trademark Office of a patent the Company owns (the "ZIU `544 Patent"). The reexamination resulted in the rejection of certain claims of the ZIU `544 Patent. It is believed that a competitor which employs a former employee of the Company is currently manufacturing and selling a piping system that incorporates the subject matter defined by at least one of the claims in the ZIU `544 Patent rejected by the examiner. Upon appeal, the Board of Patent Appeals and Interferences (the "Board") upheld the decision of the examiner. The Company appealed to the United States Court of Appeals for the Federal Circuit, which decided on February 24, 1995, to reverse the decision of the Board and to remand the case to the United States Patent and Trademark Office for further proceedings in accordance with its decision. The case is pending before the United States Patent and Trademark Office.

Employees

     As of December 31, 1996, the Company had a work force of 126 people, of which 21 are executive and administrative personnel, 27 are engaged in sales and marketing, 11 are engineering staff, and 67 are engaged in manufacturing, fabricating and warehouse operations. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its labor relations to be good.

Item 2.   PROPERTIES

     The Company's executive offices and manufacturing/warehouse facility is located in a modern facility in Malden, Massachusetts, of approximately 94,000 square feet. The Company purchased a portion of this facility (approximately 56,000 square feet) in March 1994 with the proceeds of an Industrial Revenue Bond issue. In July, 1996 the Company purchased the facility adjacent to its original facility for $1.25 million. During 1996, the Company also completed the construction of a warehouse (approximately 24,000 square feet) connecting its existing two facilities. The Company moved its executive offices to the new facility and expanded its manufacturing and warehouse operations into the remainder of the facility . The Company considers its facility to be in good operating condition and suitable for the purposes for which it is used.


Item 3.   LEGAL PROCEEDINGS

     None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                     PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Common Stock of Asahi/America, Inc. is traded on the Nasdaq National Market System under the symbol ASAM. The following table sets forth the range of high and low selling prices for the Common Stock of the Company from May 15, 1996 (the date the Company's Common Stock commenced trading on Nasdaq) for the fiscal periods indicated, as reported on the Nasdaq National Market System. This information reflects inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.


Fiscal 1996                                        High                 Low
---------------------------------------------------------------------------

     Second Quarter (from May 15, 1996)            11.125              7.75

     Third Quarter                                 9.625               6.50

     Fourth Quarter                                8.625               7.00


On March 5, 1997, there were 146 record holders of the Company's Common Stock. The Company believes the actual number of beneficial owners of the Common Stock is greater than the stated number of holders of record because a large number of shares of the Company's Common Stock is held in custodial or nominee accounts for the benefit of persons other than the record holder.

The Company has never paid a dividend on its Common Stock and currently intends to retain immediate future earnings to fund the growth of the business. In subsequent periods, if the Company has funds legally available for the payment of dividends, the Board of Directors intends to consider the payment of dividends. The payment of dividends is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below has been derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants, and their report is included elsewhere herein. The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                 Year ended December 31,
                                              ------------------------------------
                                          1992      1993       1994     1995      1996
                                          ----      ----       ----     ----      ----
                                               (In thousands, except per share)

Statements of Operations Data:
Net sales............................. $ 22,670   $ 25,514   $28,518  $ 34,998   $37,894
Cost of goods sold....................   15,449     17,021    18,608    23,409    24,346
Foreign currency (gains) losses.......      126         48        47      (391)    (378)
                                       --------    -------   -------   -------    ------
    Gross profit......................    7,095      8,445     9,863    11,980    13,926
Selling, general and administrative
  expenses............................    6,661      7,201     7,613     8,682     9,751
                                       --------    -------   -------   -------    ------
    Income from operations............      434      1,244     2,250     3,298     4,175
Interest expense, net.................      764        391       536       713       196
                                       --------    -------   -------   -------    ------
Income (loss) before minority
  interest and provision (benefit)
  for income taxes....................     (330)       853     1,714     2,585     3,979
Minority interest in income of
  consolidated joint venture..........      (10)       (66)       --        --        --
                                       --------    -------   -------   -------    ------
Income (loss) before provision
  (benefit) for income taxes..........     (340)       787     1,714     2,585     3,979
Provision for (benefit) from income
  taxes...............................     (314)       168       596     1,000     1,541
                                       --------   --------   -------   -------    ------
    Net income (loss) ................ $    (26)  $    619   $ 1,118   $ 1,585   $ 2,438
                                       ========   ========   =======   =======   =======

    Net income (loss) per common
    and common equivalent share
    outstanding....................... $   (.02)  $    .30   $   .48  $    .68   $   .82
                                       ========   ========   =======  ========   =======

Weighted average number of
  common and common equivalent
  shares outstanding .................    1,146      2,048     2,340     2,340     2,988

Balance Sheet Data:
Working capital (deficit).............$ (1,742)    $ 2,902    $2,116   $ 3,850   $ 9,976
Total assets..........................   13,311     13,023    21,308    22,452    28,443
Long-term liabilities.................      691        490     4,583     5,313     4,992
Total liabilities.....................   13,142      8,312    15,479    15,018    12,239
Retained earnings (deficit)...........  (2,896)    (2,278)   (1,160)       426     2,864
Stockholders' equity..................      169      4,711     5,829     7,434    16,204


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a manufacturer and master distributor of thermoplastic valves, pipe, piping systems and components for use in a wide variety of applications across numerous industries. Manufactured products include valve actuators and controls, specialized valve assemblies and double containment piping systems. Distributed products consist principally of thermoplastic valves, pipe and fittings which are purchased from two major foreign suppliers under long term supply agreements. The Company also realizes revenue for the rental and sale to contractors and end user customers of specialized welding equipment that is used in connection with the installation of the Company's piping systems.

The Company distributes its products through an extensive network of domestic and foreign distributors which are supported by Company sales, marketing and engineering personnel. Substantially all of the Company's purchases of valves are made from its Japanese supplier and are transacted in Japanese yen. As a result, the Company is exposed to fluctuations in foreign currency exchange rates. The Company may use hedging procedures including foreign exchange forward contracts and currency options in managing the fluctuations in foreign currency exchange rates. The Company also purchases pipe and fittings from an Austrian supplier. Since August 1995, purchases from the Company's Austrian supplier have been denominated in United States dollars.

The Company completed its initial public offering on May 15, 1996.


Results of Operations

The following table sets forth, for the periods indicated, the Company's net sales as well as certain income and expense items, expressed as a percentage of sales:

                                                   Year Ended December 31,
                                                   -----------------------
                                                1994         1995          1996
                                                ----         ----          ----
Net sales                                      100.0%       100.0%        100.0%
Cost of goods sold                              65.4         65.8          63.3
                                               ------       ------        ------
     Gross Profit                               34.6         34.2          36.7
Selling, general and administrative expenses    26.7         24.8          25.7
                                               ------       ------        ------
     Income from operations                      7.9          9.4          11.0
Interest expense, net                            1.9          2.0           0.5
                                               -------      ------        ------
Income before provision for income taxes         6.0          7.4          10.5
Provision for income taxes                       2.1          2.9           4.1
                                               -------      ------        ------
      Net income                                 3.9          4.5           6.4



Net Sales

Net sales for the year ended December 31, 1996 increased by $2.9 million or 8.3% to $37.9 million from $35.0 million in 1995. The increase was attributed to higher sales volume of distributed product of $3.4 million and increased equipment revenues of $500,000 which more than offset decreased sales of manufactured product of $1.0 million. Sales of distributed product benefited from strong demand in domestic markets coupled with the Company's ability to be price competitive due to lower product costs associated with the strengthening of the United States dollar. The lower product costs enabled the Company to further penetrate certain markets, strengthening market share, while deferring general price increases in 1996. After a significant increase in manufactured product sales in 1995, the Company experienced a decrease in such sales during 1996. The decrease was attributable to decreased export sales of manufactured product coupled with a decrease in major piping projects in 1996 as compared to 1995. While recent market conditions and currency trends have favored the distributed product sector, the Company is repositioning selected manufactured products, in key domestic and export markets and is aggressively pursuing other short and long term marketing strategies to resume growth of its manufactured product line.

Net sales for 1995 increased 22.7% over 1994 sales of $28.5 million. The increased sales in 1995 as compared to 1994 were due to strong demand in the chemical processing industry coupled with growth in sales to new markets including the semiconductor manufacturing industry. The 1995 sales also benefited from an increase in major piping projects over 1994 and from two price increases implemented partially in response to unfavorable movement of the United States dollar against the Japanese yen and the Austrian schilling.

Export sales were 12%, 5% and 4% of net sales for the years ended December 31, 1994, 1995 and 1996, respectively. Sales to the Company's major customer represented 19%, 26% and 23% of net sales during the same three year period.


Gross Profit

Gross profit as a percentage of sales (gross margin) for the year ended December 31, 1996 improved 2.5 percentage points to 36.7% from 34.2% in 1995. The principal factor impacting gross margin was the Company's lower product costs associated with distributed product as a result of the favorable movement of the US dollar against the Japanese yen. Reversing a five year trend, the US dollar strengthened 15.6% on average against the Japanese yen during 1996. The stronger US dollar favorably impacted cost of goods sold during 1996 due to the Company's LIFO method of costing inventory. Goods purchased from Japan represented approximately 47% of all Company purchases during the year and the lower product costs enabled the Company to increase gross profit without a general increase to its selling prices. Although gross margin on manufactured product sales remained strong in 1996, a less favorable sales mix adversely impacted 1996 gross margin as compared to 1995 as manufactured product comprised a smaller percentage of total 1996 sales. The 1996 gross profit included foreign currency gains aggregating $378,000.

Gross margin for 1995 declined 0.4 points to 34.2% from 34.6% in 1994. The lower 1995 gross margin was attributed to an increase in product costs associated with a decline of the United States dollar versus the Japanese yen during the first half of the year. In 1995, the dollar declined 7.9% on average against the yen. Partially offsetting this factor was an improved sales mix associated with proportionately higher manufactured product sales. Despite a generally weak dollar during the period, 1995 gross profit included foreign currency gains of $391,000 as the Company benefited from a rebound of the US dollar against the yen in the second half of 1995 and between the dates purchases were shipped and the dates that the Company fixed the amount of its payment obligation through the purchase of foreign currency contracts. In 1994 and through March of 1995, the Company was transacting its Japanese purchases in US dollars. Beginning in April of 1995, the Company began transacting its Japanese purchases in Japanese yen.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9.8 million for the year ended December 31, 1996 as compared to $8.7 million in 1995. Selling, general and administrative expenses as a percentage of net sales were 25.7% in 1996 as compared to 24.8% in 1995. The higher expense level was due to non-capitalizable costs related to the purchase and continued renovation of an adjacent facility and the construction of a warehouse connecting the Company's two facilities, which permitted an over 38,000 square foot expansion in office, plant and warehouse capacity. General and administrative costs associated with transitioning a privately held company to a publicly traded company and additional selling costs as a result of increased advertising, marketing and consulting, also contributed to the increase in 1996 as compared to a year ago.

Selling, general and administrative expenses for the year ended December 31, 1995 were $1.1 million higher than 1994 due to costs to support significantly higher sales. As a percentage of sales, 1995 selling, general and administrative expenses decreased 1.9 percentage points from expenses levels of 1994.

Interest Expense and Income Taxes

Interest expense for the year ended December 31, 1996, consisting principally of interest on its Industrial Revenue Bonds and capital lease obligations, was $339,000 as compared to $714,000 in 1995 and $558,000 in 1994. The decrease is due to the Company paying down the entire balance of its bank line of credit following the initial public offering in May 1996. There have been no additional bank borrowings since that time. Lower average borrowings and lower interest rates prior to the initial public offering also contributed to lower expense in 1996 as compared to 1995. Interest expense increased $156,000 in 1995 over 1994 due to an increase of approximately $1 million in average borrowings and higher average interest rates under the previous bank line of credit facility. Interest income for the year ended December 31, 1996 was $144,000, as compared to $1,000 in 1995 and $22,000 in 1994. The increase is due to the investment of the proceeds from the Company's initial public offering.

The provision for income taxes was $1.5 million for the year ended December 31, 1996, as compared to $1.0 million in 1995 and $596,000 in 1994. The Company's effective income tax rate was 38.7% in 1996 versus 38.7% in 1995 and 34.8% in 1994.

Liquidity and Capital Resources

Prior to 1996, the Company financed its operations through the sale of equity securities, bank borrowings under a line of credit, an Industrial Revenue Bond financing in March 1994 and cash generated from operations. In addition, the Company has benefited from favorable payment terms under a $6 million open account arrangement for the purchase of Japanese valve products, which the majority of its purchases are at 180 day payment terms.

The Company completed its initial public offering on May 15, 1996 through the sale of one million shares of common stock which generated net proceeds of $6.2 million. A portion of the proceeds, $2.3 million, was used to pay down the entire balance of the Company's bank line of credit, which expired on August 31, 1996.

In January, 1997, the Company and its bank executed a new loan agreement which provides for up to $10 million of unsecured borrowing. The loan agreement consists of two facilities including a $5 million committed unsecured revolving credit line (the Committed Line) and a $5 million discretionary unsecured revolving credit line (the Revolving Line). Interest under both facilities is payable monthly and is based on either LIBOR plus 1.65% or Prime, as elected by the Company at each borrowing date. The Committed Line includes a 1/4% facility fee on unused borrowings and requires principal repayment not later than September 30, 1998. Borrowings under the Demand Line are payable upon demand. The Demand Line extends through September 30, 1997.

In July 1996, with additional funds made available through the Company's initial public offering, the Company completed the purchase of the facility adjacent to its original facility in Malden, Massachusetts at an aggregate purchase price of $1.25 million. During 1996, the Company also completed the construction of a warehouse connecting its two facilities. The Company estimates the total funds required for this project and the related equipment and renovation costs will approximate $2.9 million, of which, approximately $2.7 million had been expended as of December 31, 1996.

At December 31, 1996 cash and cash equivalents were $3.0 million.

The Company generated $3.5 million of cash flow from operations during the year ended December 31, 1996 as compared to $3.4 million for the same period of 1995. Receivables at December 31, 1996 increased $845,000, 19%, from December 31, 1995 due mainly to increased sales volume and the timing of orders. Inventories were $8.7 million at December 31, 1996, up $466,000 from 1995, reflecting the Company's increased inventory investment for newer product lines. Accounts payable and accrued expenses were $7.0 million at December 31, 1996 as compared to $6.1 million at December 31, 1995. The increase is primarily due to increased operating expenses and purchasing requirements.

The Company's industrial revenue bonds funded through the Massachusetts Industrial Finance Agency (MIFA) are secured by a letter of credit issued by a bank which is secured by substantially all the assets of the Company. The bonds consist of six separate series each with differing interest rates and maturities. Interest rates range from 4.2% to 5.1% and are subject to adjustment in 1999, 2004 and 2009. The maximum principal payable in any one year is $320,000, payable in 2014.

The Company believes that its current funds, together with cash generated by operations will be sufficient to fund the Company's operations, debt service and capital requirements at least through the next 12 months.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Report on page 17.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

Information required by Part III (Items 10 through 13) is incorporated by reference to the Company's definitive proxy statement, for its annual meeting of stockholders to be held on May 28, 1997, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, on or before April 30, 1997. If for any reason such a statement is not filed within such a period, this Report will be appropriately amended.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     (a) (1) and (2): The response to this portion of Item 14 is submitted as a separate section of this report on page 19.

     (a)  (3) Exhibits:

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

3.1*           Restated Articles of Organization of the Registrant.

3.2*           Bylaws of the Registrant, as amended to date.

4.1*           1996 Equity Incentive Plan.

4.2*           Independent (Non-Employee and Non-Five Percent Stockholder) Directors' Stock Option Plan.

4.3            Employee Stock Purchase Plan.

4.4.1*         Loan Agreement between Registrant and Massachusetts Industrial Finance Agency
               dated as of March 1, 1994 pertaining to $4,150,000 Massachusetts Industrial Finance
               Agency Industrial Revenue Bonds, Asahi/America Issue, Series 1994.

4.4.2*         Bond Purchase Agreement by and among Tucker Anthony Incorporated and Massachusetts Industrial Finance Agency and the
               Registrant.

4.4.3*         Reimbursement Agreement between the Registrant and Citizens Trust Company dated as of March 1, 1994.

9.1*           Asahi/America, Inc. Voting Trust Agreement dated January 11, 1993.

10.1*          Distribution Agreement dated April 1, 1993, among Asahi Yukizai Kogyo Co., Ltd., Nichimen Corporation, Nichimen
               America Inc. and Registrant.

10.2*          Employment Agreement (Restated) dated as of November 1, 1995 by and between Registrant and Leslie B. Lewis.

10.2.1*        Life insurance policy covering Leslie B. Lewis.

10.2.2*        Employment Agreement dated as of April 22, 1996 by and between Registrant and Kozo Terada.

10.3*          Master Equipment Lease No. 9000118 between Registrant (Lessee) and Citizens Leasing Corporation (Lessor) dated
               September 23, 1993.

10.3.1*        First Amendment to Lease Schedule by and between Citizens Leasing Corporation and Registrant dated March 11, 1994.

10.4.1         Credit Agreement between Registrant and Citizens Bank of Massachusetts dated as of January 23, 1997.

10.4.2         Revolving Credit Note in favor of Citizens Bank of Massachusetts dated as of January 23, 1997.

10.4.3         Discretionary Credit Line Note in favor of Citizens Bank of Massachusetts dated as of January 23, 1997.

10.5*          Restated Contract dated as of January 1, 1995 between Registrant and Agru-Alois Gruber GmbH.

10.6*          Agreement entered into as of July 26, 1995 by and between Registrant and Watts Industries, Inc.

10.7*          Employment Agreement dated as of November 1, 1995 by and between Registrant and Timothy L. Robinson.

10.8*          Consulting Agreement dated January 8, 1995 by and between Registrant and Bloomberg Associates, Inc.

10.9*          Purchase and Sale Agreement dated as of February 2, 1996 by and between Manganaro Realty Associates and Registrant.

10.10*         Purchase and Sale Agreement dated as of March 11, 1996 by and between Asahi/America Co., Inc. and Creative
               Filtration Systems, Inc.

11.1           Computation of Weighted Average Number of Common and Common Equivalent Shares Outstanding

21.1*          Subsidiaries of the Registrant.

27             Financial Data Schedule

------------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 as amended (File No. 333-2314)

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ASAHI/AMERICA, INC.


Dated:  March 28, 1997             By: /s/ Leslie B. Lewis
                                       -------------------------------------
                                       Leslie B. Lewis
                                       Principal Executive Officer and President



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the date indicated.

 /s/ Leslie B. Lewis                       Principal Executive Officer,         March 28, 1997
 -------------------------------------     President and Director
 Leslie B. Lewis


 /s/ Nannette S. Lewis                     Director                             March 28, 1997
 -------------------------------------
 Nannette S. Lewis


 /s/ Tadashi Kitamura                      Director                             March 28, 1997
 -------------------------------------
 Tadashi Kitamura


 /s/ Kazuyuki Sato                         Director                             March 28, 1997
 -------------------------------------
 Kazuyuki Sato


 /s/ Kazumitsu Yamaguchi                   Director                             March 28, 1997
 -------------------------------------
 Kazumitsu Yamaguchi


 /s/ Kozo Terada                           Vice President, Treasurer
 -------------------------------------     and Principal Financial              March 28, 1997
 Kozo Terada                               and Accounting Officer


 /s/ Timothy L. Robinson                   Executive Vice President
 -------------------------------------     and Principal Operating Officer      March 28, 1997
 Timothy L. Robinson


 /s/ Samuel J. Gerson                      Director                             March 28, 1997
 -------------------------------------
 Samuel J. Gerson


 /s/ Jeffrey C. Bloomberg                  Director                             March 28, 1997
 -------------------------------------
 Jeffrey C. Bloomberg

                       ASAHI/AMERICA, INC. AND SUBSIDIARY

                                    FORM 10-K
                         ITEMS 8 AND 14 (a) (1) AND (2)


                   INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of the registrant and its subsidiary required to be included in Items 8 and 14 (a) (1) are listed below:

                                                                      Page
                                                                      ----
Report of Independent Public Accountants                              F-2
Consolidated balance sheets as of December 31, 1995 and 1996          F-3
For the years ended December 31, 1994, 1995 and 1996:
         Consolidated statements of operations                        F-4
         Consolidated statements of stockholders' equity              F-5
         Consolidated statements of cash flows                        F-6
Notes to Consolidated financial statements                            F-7

The following financial statement schedule of the Registrant and its subsidiary is included in Item 14(a)(2):

Consolidated financial statement schedules for the years ended December 31, 1994, 1995 and 1996:

         Not applicable.

                       ASAHI/AMERICA, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                               F-2

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1995 AND 1996           F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 1994, 1995 AND 1996                                       F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996                   F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 1994, 1995 AND 1996                                       F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Asahi/America, Inc.:

We have audited the accompanying consolidated balance sheets of Asahi/America, Inc. (a Massachusetts corporation) and subsidiary as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asahi/America, Inc. and subsidiary as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                           ARTHUR ANDERSEN, LLP


Boston, Massachusetts
February 21, 1997

                       ASAHI/AMERICA, INC. AND SUBSIDIARY

             CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1995 AND 1996



                                     ASSETS
                                                                                          1995              1996

CURRENT ASSETS:
   Cash and cash equivalents                                                           $     224,189    $   3,027,824
   Accounts receivable, less reserves of $245,000 in 1995 and $283,000 in 1996             4,446,034        5,291,324
   Inventories                                                                             8,206,697        8,672,969
   Prepaid expenses and other current assets                                                 678,074          230,366
                                                                                     ---------------  ---------------

         Total current assets                                                             13,554,994       17,222,483
                                                                                     ---------------  ---------------

PROPERTY AND EQUIPMENT, NET                                                                7,203,138        9,868,483
                                                                                     ---------------  ---------------

OTHER ASSETS:
   Goodwill, net of accumulated amortization of $1,163,854 in 1995 and
     $1,379,647 in 1996                                                                      994,074          778,281
   Other, net                                                                                699,870          574,041
                                                                                     ---------------  ---------------

         Total other assets                                                                1,693,944        1,352,322
                                                                                     ---------------  ---------------

                                                                                       $  22,452,076    $  28,443,288
                                                                                       =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Demand note payable to a bank                                                       $   3,377,000    $           -
   Current portion of MIFA obligations                                                       130,000          135,000
   Current portion of capital lease obligations                                              104,205          107,860
   Accounts payable                                                                        5,209,277        5,390,198
   Accrued expenses                                                                          884,945        1,613,539
                                                                                     ---------------  ---------------

         Total current liabilities                                                         9,705,427        7,246,597
                                                                                     ---------------  ---------------

MIFA OBLIGATIONS, LESS CURRENT PORTION                                                     3,833,336        3,760,000
                                                                                     ---------------  ---------------

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                                              301,335          206,223
                                                                                     ---------------  ---------------

DEFERRED INCOME TAXES                                                                      1,178,000        1,026,000
                                                                                     ---------------  ---------------

COMMITMENTS (Notes 8 and 13)

STOCKHOLDERS' EQUITY:
   Preferred stock, $10.00 par value-
     Authorized--1,000,000 shares
     Issued and outstanding--none                                                                   -                -
   Common stock, no par value-
     Authorized--10,000,000 shares
     Issued and outstanding--2,340,000 and 3,340,000 shares at December 31,
          1995 and 1996, respectively                                                      7,358,446       13,638,284
   Retained earnings                                                                         425,532        2,863,684
                                                                                     ---------------  ---------------
                                                                                           7,783,978       16,501,968

   Less--Note receivable from stockholder/officer                                           (350,000)        (297,500)
                                                                                      ---------------  ---------------

         Total stockholders' equity                                                        7,433,978       16,204,468
                                                                                     ---------------  ---------------

                                                                                       $  22,452,076    $  28,443,288
                                                                                       =============    =============


        The accompanying notes are an integral part of these consolidated financial statements.


                       ASAHI/AMERICA, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                                                                         1994             1995              1996

NET SALES                                                          $    28,517,662   $    34,997,567   $    37,894,238

COST OF GOODS SOLD                                                      18,655,361        23,018,043        23,968,230
                                                                   ---------------   ---------------   ---------------

         Gross profit                                                    9,862,301        11,979,524        13,926,008

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             7,612,559         8,681,252         9,751,265
                                                                   ---------------   ---------------   ---------------

         Income from operations                                          2,249,742         3,298,272         4,174,743

INTEREST INCOME                                                             22,288             1,140           143,606

INTEREST EXPENSE                                                          (558,046)         (714,346)         (339,197)
                                                                   ---------------   ---------------   ---------------

         Income before provision for income taxes                        1,713,984         2,585,066         3,979,152

PROVISION FOR INCOME TAXES                                                 596,000         1,000,000         1,541,000
                                                                   ---------------   ---------------   ---------------

         Net income                                                $     1,117,984   $     1,585,066   $     2,438,152
                                                                   ===============   ===============   ===============

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE                       $  .48            $  .68            $  .82
                                                                        ======            ======            ======

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                                          2,340,000         2,340,000         2,987,932
                                                                   =============     =============     =============



        The accompanying notes are an integral part of these consolidated financial statements.

                       ASAHI/AMERICA, INC. AND SUBSIDIARY


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


                                                                                                            Note
                                                                                                         Receivable
                                                                 Common Stock            Retained           from           Total
                                                          Number           No            Earnings        Stockholder/  Stockholders'
                                                         of Shares      Par Value        (Deficit)         Officer         Equity

BALANCE, DECEMBER 31, 1993                               2,340,000    $   7,338,283    $  (2,277,518)    $ (350,000)   $  4,710,765

   Net income                                                    -                -        1,117,984              -       1,117,984
                                                      ------------    -------------    --------------    -----------    -----------

BALANCE, DECEMBER 31, 1994                               2,340,000        7,338,283       (1,159,534)      (350,000)      5,828,749

   Compensation expense related to stockholder's
   stock repurchase rights                                       -           20,163                -              -          20,163

   Net income                                                    -                -        1,585,066              -       1,585,066
                                                      ------------    -------------    --------------    -----------    -----------

BALANCE, DECEMBER 31, 1995                               2,340,000        7,358,446          425,532       (350,000)      7,433,978

   Initial public offering of common stock,
   net of issuance costs of $1,334,129                   1,000,000        6,165,871                -             -        6,165,871
   Proceeds from note receivable from
   stockholder/officer                                           -                -                -         52,500          52,500
  Exercise of stockholder's stock repurchase rights              -          113,967                -              -         113,967

   Net income                                                    -                -        2,438,152              -       2,438,152
                                                      ------------    -------------    --------------    -----------    -----------

BALANCE, DECEMBER 31, 1996                               3,340,000    $  13,638,284    $   2,863,684     $ (297,500)   $ 16,204,468
                                                      ============    =============    ==============    ===========   ============


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                       ASAHI/AMERICA, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                                                                         1994             1995              1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $     1,117,984   $     1,585,066    $    2,438,152
   Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation and amortization                                         887,483         1,115,964         1,284,827
     Compensation expense related to stockholder's stock
       repurchase rights                                                         -            20,163                 -
     Provision for deferred (prepaid) income taxes                         164,000           524,000          (152,000)
     Changes in assets and liabilities-
       Accounts receivable                                              (1,333,299)          440,121          (845,290)
       Inventories                                                        (941,899)         (570,274)         (466,272)
       Prepaid expenses and other current assets                            86,517          (372,421)          447,708
       Accounts payable                                                  2,199,732           761,631           180,921
       Accrued expenses                                                    502,274          (140,014)          614,627
                                                                   ---------------   ---------------    --------------

              Net cash provided by operating activities                  2,682,792         3,364,236         3,502,673
                                                                   ---------------   ---------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (4,769,029)       (1,058,422)       (3,388,476)
   Acquisition of certain assets of Poly-Flowlines Company              (1,621,348)                -                 -
   (Increase) decrease in other assets                                    (493,293)         (224,955)           20,927
                                                                   ---------------   ---------------    --------------

           Net cash used in investing activities                        (6,883,670)       (1,283,377)       (3,367,549)
                                                                   ---------------   ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds (payments) on demand note payable to a bank                261,454        (1,897,856)       (3,377,000)
   Payments on capital lease obligations                                    (6,196)          (60,844)         (104,524)
   Proceeds from issuance of MIFA obligations                            4,150,000                 -                 -
   Payments on MIFA obligations                                           (104,167)          (82,492)          (68,336)
   Proceeds from initial public offering, net of issuance costs                  -                 -         6,165,871
   Proceeds from note receivable from stockholder/officer                        -                 -            52,500
                                                                   ---------------   ---------------    --------------

           Net cash provided by (used in) financing activities           4,301,091        (2,041,192)        2,668,511
                                                                   ---------------   ---------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  100,213            39,667         2,803,635

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                84,309           184,522           224,189
                                                                   ---------------   ---------------    --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                             $       184,522   $       224,189    $    3,027,824
                                                                   ===============   ===============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for-
     Interest                                                      $       536,109   $       713,207    $      290,363
                                                                   ===============   ===============    ==============
     Income taxes                                                  $       111,300   $     1,032,651    $    1,106,196
                                                                   ===============   ===============    ==============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
   Acquisition of equipment under capital lease obligations        $             -   $       434,340    $       13,063
                                                                   ===============   ===============    ==============
   Exercise of stockholder's stock repurchase right                $             -   $             -    $      113,967
                                                                   ===============   ===============    ==============



                     The accompanying notes are an integral
                part of these consolidated financial statements.

                       ASAHI/AMERICA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


(1)  ORGANIZATION

     (a)  Historical Background

          Asahi/America, Inc. (the Company) was established on August 18, 1977 as a Massachusetts corporation and is involved in the manufacturing and distribution of thermoplastic valves and piping systems for environmentally sensitive and industrial applications. These include chemical processing, semiconductor and pharmaceutical manufacturing, wastewater treatment and mining. The Company has exclusive distribution agreements with two international manufacturers.

     (b)  Acquisition of Poly-Flowlines Company

          In July 1994, the Company acquired certain assets of Poly-Flowlines Company. The total purchase price of approximately $1.62 million was paid in cash. The Company accounted for the acquisition as a purchase. The allocation of the purchase price was as follows:

              Molds, dies and equipment                $    1,280,000
              Patents                                          19,000
              Goodwill                                        322,000
                                                      ---------------
                                                       $    1,621,000
                                                      ===============

          The results of operations related to Poly-Flowlines Company have been included with those of the Company since July 1, 1994.

     (c)  Issuance of Stock

          On March 31, 1993, the Company sold a total of 1,287,000 shares of stock to a Japanese valve manufacturer, Asahi Yukizai Kogyo Co., Ltd., (official English translation, Asahi Organic Chemicals Industry Company, Ltd.) (AYK) and Nichimen Corporation, a Japanese trading company, and Nichimen America Inc., the Japanese trading company's U.S. affiliate (together, Nichimen).

          In connection with the sale of stock, an officer/stockholder had the right to repurchase from AYK and Nichimen a certain number of the Company's shares (at a formula-based value) if certain performance milestones were met, as defined in the stock purchase agreement. The Company accounted for this repurchase right in accordance with Accounting Principles Board Opinion No. 25. Accordingly, compensation is measured based on the difference between the purchase price and the fair market value of the Company's common stock. In 1994, no compensation expense was recorded as the formula-based value was higher than the fair market value. For the year ended December 31, 1995, $20,163 of compensation expense was recorded, as the fair market value was in excess of the formula-based value. The performance milestones were met as of December 31, 1995, and on March 11, 1996, the officer/stockholder exercised his right in full and repurchased 140,400 shares from AYK and Nichimen.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements reflect the application of certain accounting policies as described below and elsewhere in the notes to consolidated financial statements. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (a)  Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Asahi Engineered Products, Inc. (AEP). All significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  Revenue Recognition

          The Company recognizes revenue on product sales at the time the products are shipped. Rental revenues, which are less than 10% of total revenues for all periods presented, are recognized over the related rental period.

     (c)  Cash Equivalents

          The company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1996 consist mainly of treasury note investments.

     (d)  Inventories

          The Company accounts for inventories using the lower of last-in, first-out (LIFO) cost or market value.

          The Company currently purchases a significant portion of its inventory from two suppliers in Japan and Austria (see Note 8(a)). There are a limited number of suppliers of these particular types of thermoplastic valves and piping systems, and a change of supplier could adversely affect the Company's business due to the time it would take to locate and qualify new vendors.

     (e)  Depreciation and Amortization

          The Company provides for depreciation and amortization using the straight-line and declining-balance methods and charges to operations amounts estimated to allocate the cost of the assets over their estimated useful lives as follows:

                                                     Estimated
                  Asset Classification              Useful Life

              Machinery and equipment                  5-7 Years
              Molds and dies                             7 Years
              Furniture and fixtures                     7 Years
              Building and improvements             7.5-40 Years

     (f)  Goodwill

          Goodwill was recorded as a result of a change in ownership control in 1989 and the acquisition of Poly-Flowlines Company (see Note 1(b)). Goodwill is being amortized on a straight-line basis over a 10-year period, which is management's estimate of its useful life.

     (g)  Other Assets

          Other assets consist primarily of debt refinancing costs and the cost of obtaining patents. The Company provides for amortization using the straight-line method and charges to operations amounts estimated to allocate the cost of the assets over their estimated useful lives as follows:

                                                  Estimated Useful
                   Asset Classification                 Life

              Debt refinancing costs                 2-20 Years
              Patents                                5-11 Years

          The Company assesses the realizability of intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS No. 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any impairment currently exists related to its long-lived assets.

     (h)  Net Income per Common and Common Equivalent Share

          Net income per common and common equivalent share for the period ended December 31, 1996, was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period in accordance with the treasury stock method. Net income per common share for the years ended December 31, 1994 and 1995 has been determined by dividing net income by the weighted average common shares outstanding during the period. Fully diluted earnings per common share are not presented, as they are not materially different from primary earnings per share.

(3)  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary for the doubtful accounts activity is as follows:


                                                         1994              1995             1996

        Balance, beginning of year                    $    177,851     $    310,862      $    244,893

           Amounts charged to expense                      314,475           38,610            67,382

           Amounts written off                            (181,464)        (104,579)          (29,208)
                                                      ------------    -------------     -------------

        Balance, end of year                          $    310,862     $    244,893      $    283,067
                                                      ============     ============      ============


(4)  INVENTORIES

     Inventories at December 31, 1995 and 1996 consist of the following:

                                                  1995             1996

        Raw materials                       $      742,526    $      606,091
        Finished goods                           7,946,370         8,103,834
        LIFO reserve                              (482,199)          (36,956)
                                            --------------    --------------

                                            $    8,206,697    $    8,672,969
                                            ==============    ==============

     Had the first-in, first-out (FIFO) method of inventory costing been used by the Company, inventories at December 31, 1995 and 1996 would have been $8,688,896 and $8,709,925, respectively.

(5)  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and consist of the following at December 31, 1995 and 1996:

                                                    1995               1996

        Machinery and equipment                $    4,224,017     $   5,214,979
        Molds and dies                                962,000           926,199
        Furniture and fixtures                        299,032           451,997
        Building and improvements                   3,640,706         5,339,662
        Land                                          780,237         1,220,615
                                              ---------------     -------------
                                                    9,905,992        13,153,452

        Less--Accumulated depreciation
        and amortization                            2,702,854         3,284,969
                                              ---------------     -------------

                                               $    7,203,138     $   9,868,483
                                               ==============     =============

(6)  ACCRUED EXPENSES

     Accrued expenses consist of the following at December 31, 1995 and 1996:

                                                    1995             1996

        Accrued payroll/payroll-related        $     609,222    $      821,348
        Other accruals                               275,723           792,191
                                              --------------    --------------

                                               $     884,945    $    1,613,539
                                               =============    ==============

(7)  INCOME TAXES

     The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates. The deferred tax provision (benefit) is based on changes in the asset or liability from period to period. The provision for income taxes consists of the following for the years ended December 31, 1994, 1995 and 1996:

                                 1994             1995              1996
        Current-
           Federal         $      308,000    $      364,000   $    1,436,000
           State                  124,000           112,000          257,000
                           --------------    --------------   --------------

                                  432,000           476,000        1,693,000
                           --------------    --------------   --------------

        Deferred-
           Federal                127,000           495,000         (111,000)
           State                   37,000            29,000          (41,000)
                           --------------    --------------   --------------

                                  164,000           524,000         (152,000)
                           --------------    --------------   --------------

                           $      596,000    $    1,000,000   $    1,541,000
                           ==============    ==============   ==============

     The components of the net deferred tax liability recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference are as follows:

                                                    1995              1996

        Nondeductible reserves                 $     497,000     $     406,000
        Net operating loss carryforwards             223,000            50,000
        Depreciation                                 (10,000)         (143,000)
        LIFO reserve                              (1,734,000)       (1,295,000)
        Other temporary differences                  (54,000)           56,000
                                               -------------     -------------
                                                  (1,078,000)         (926,000)

        Valuation allowance                         (100,000)         (100,000)
                                               --------------    --------------

              Net deferred tax liability       $  (1,178,000)    $  (1,026,000)
                                               =============     ==============

     The Company's policy is to provide for a valuation allowance on deferred tax assets for which realization is more likely than not ensured.

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:


                                                                 1994          1995         1996

        Provision at federal statutory rate                      34.0%         34.0%         34.0%
        State income tax, net of federal benefit                  6.3           5.5           4.2
        Change in valuation allowance                            (6.0)         (3.5)           -
        Amortization of goodwill                                  4.1           2.7           1.8
        Other, net                                               (3.6)           -           (1.3)
                                                                ------        ------         -----

                 Effective tax rate                              34.8%         38.7%         38.7%
                                                                ======        ======        ======


     As of December 31, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $125,000. The net operating loss carryforwards expire through 2007 and are subject to review and possible adjustment by the Internal Revenue Service.

     The Internal Revenue Code contains provisions that limit the net operating loss carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests. The Company has determined that such a change in ownership, as defined, occurred on March 31, 1993, and consequently, the utilization of net operating losses available are limited to approximately $429,000 in any given year.

(8)  RELATED PARTY ARRANGEMENTS

     (a)  Distributorship Agreement and Inventory Arrangements

          The Company has a 10-year exclusive distributorship agreement with AYK and Nichimen (see Note 2(d)). Under the terms of the agreement, the Company is expected to purchase a total of $140,000,000 of merchandise over a 10-year period, which began January 2, 1990. The agreement provides for annual purchase guidelines but does not assess penalties if either the annual purchase guidelines or other cumulative totals are not met. The Company has made cumulative purchases of approximately $61,783,000 under this agreement through December 31, 1996. For their services, Nichimen is paid by AYK a combined markup of approximately 8% of the invoiced price of the Company's purchase from AYK.

          The Company purchased approximately $10,304,000, $9,971,000 and $10,351,000 of valves from AYK during the years ended December 31, 1994, 1995 and 1996, respectively. The accompanying consolidated balance sheets include accounts payable to Nichimen America of approximately $2,707,000 and $3,329,000 at December 31, 1995 and 1996,
          respectively.

          To facilitate purchases from AYK, the Company has from time to time made arrangements with a bank whereby irrevocable letters of credit for 180 days are drawn upon shipment. Currently, Nichimen America allows the Company to purchase on open account and to maintain a payable balance of up to $6 million, above which letters of credit are required. During 1995 and 1996, Nichimen America charged the Company a fee of approximately $47,000 and $10,000, respectively, for this arrangement. At December 31, 1995 and 1996, there were no letters of credit issued by the bank that have been drawn under these arrangements.

     (b)  Related Party Transactions

          The Company conducts certain transactions with entities controlled by the chief executive officer's father (the Father). Management believes that all transactions were made at terms no less favorable than could have been obtained from nonrelated parties.

               California Office/Warehouse

               The Company leased a California facility from a trust of which the Father is the sole beneficiary. The lease expired on December 31, 1995 and was not renewed.

               Customer

               The Company sells various products to a company owned by the Father. Sales to this customer were $296,752, $260,513 and $306,751 in 1994, 1995 and 1996, respectively.

               Pipe Supplier

               The Company purchased pipe from a company that was 50% owned by the Father through September 1994 (the date the Father sold his interest). Total purchases for the nine months ended September 30, 1994, amounted to $855,000. The Company continues to purchase from this pipe supplier.

(9)  FOREIGN CURRENCY TRANSACTIONS

     The Company charges foreign currency gains or losses to operations in accordance with SFAS No. 52, Foreign Currency Translation. The foreign currency gain (loss) recorded in cost of goods sold in the accompanying consolidated statements of operations for the years ended December 31, 1994, 1995 and 1996 was approximately $(47,000), $391,000 and $378,000, respectively.

     During 1994, the Company purchased products through Nichimen America denominated in U.S. dollars. During 1995, the arrangement with Nichimen America was changed, and the Company began to purchase products through Nichimen America denominated in Japanese yen. Concurrently, the Company began entering into foreign exchange forward and option contracts to reduce the exposure to changes in foreign currencies related to the purchase of inventories. Gains and losses on the contracts that are hedges of firm commitments are deferred and recognized in the accompanying consolidated statement of operations in the same period as the related transaction.

     The Company had no foreign exchange contracts outstanding as described in SFAS No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, as of December 31, 1995. At December 31, 1996, the Company had foreign exchange forward contracts, all having maturities of less than one year, to buy Japanese yen in the amount equal to $697,824. The deferred gain related to these contracts was $45,852 as of December 31, 1996.

(10) DEBT

     (a)  Demand Revolving Loan Payable to a Bank

          The Company had a revolving loan with a bank, which expired on August 31, 1996.

     (b)  MIFA Obligations

          In connection with the purchase of its Malden facility, the Company issued bonds with the Massachusetts Industrial Finance Agency (MIFA) for a total of $4,150,000. The bonds bear interest at rates that range from 4.2% to 5.1%. Interest is payable semiannually and is subject to adjustment in 1999, 2004 and 2009. The bonds are payable in annual installments, commencing on March 1, 1995, of $125,000; the installments increase $5,000 per year through 1999. The bonds require payments of $160,000 (increasing $5,000 to $15,000 each year) to $320,000 per year from 2000 to 2014. The bonds are secured by an irrevocable letter of credit issued by a bank, which expires in March 1999. This letter of credit does not affect the availability under the Company's revolving credit lines (Note 10(c)). As of December 31, 1996, the Company had $3,895,000 outstanding related to the MIFA obligations.

          In accordance with SFAS No. 107, Disclosure about Fair Value of Financial Instruments, the Company estimates the fair value of the bonds based on the quoted market price for the same or similar issue, or on the current rate offered to the Company for debt of the same remaining maturity. The carrying amount for the bonds approximates the estimated fair value for the bonds as of December 31, 1996.

     (c)  Revolving Credit Lines

          In January 1997, the Company and its bank executed a loan agreement that provides for a $5,000,000 committed unsecured revolving credit line and a $5,000,000 discretionary unsecured revolving credit line. Interest on the credit lines is based on the prime rate or LIBOR plus 1.65%, as elected by the Company at each borrowing date. The Company is required to maintain certain financial ratios, including, among others, minimum working capital and tangible net worth, as defined in the agreements.

(11) NOTE RECEIVABLE FROM STOCKHOLDER/OFFICER

     On October 1, 1991, the Company loaned $350,000 to a stockholder/officer of the Company. The terms of the loan were amended on March 31, 1993, and interest began accruing on April 1, 1996 at prime rate (8.25% as of December 31, 1996) plus 1%. The outstanding principal is due in equal quarterly payments, which commenced in April 1996, with accrued interest over a five-year period. The proceeds of the loan were used for the purchase of Company common stock by the officer from another stockholder. At December 31, 1996, there is $297,500 outstanding under this note.

(12) STOCKHOLDERS' EQUITY

     (a)  Initial Public Offering

          In May 1996, the Company sold 1,334,000 shares of common stock to the public, at an offering price of $7.50 per share (including 174,000 shares sold pursuant to an overallotment option exercised by the underwriters), of which 1,000,000 shares were sold by the Company and 334,000 shares were sold by selling stockholders. Net proceeds to the Company were $6,165,871, after deducting offering expenses of $1,334,129.

     (b)  Stock Split

          In March 1996, the Board of Directors approved an 836-to-1 stock split of the Company's common stock. All share and per share amounts have been retroactively restated as a result of this stock split.

     (c)  Preferred Stock

          The Board of Directors has authority to issue up to 1,000,000 shares of preferred stock, $10.00 par value, in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action of the stockholders.

     (d)  Equity Incentive Plan

          On March 11, 1996, the Board of Directors and stockholders approved the Asahi/America Equity Incentive Plan (the Plan). The aggregate number of shares of common stock that may be issued pursuant to the Plan is 330,000 shares. The Company may grant incentive stock options and other stock compensation arrangements to eligible employees and consultants. The exercise price of each incentive stock option may not be less than 100% (110% for greater than 10% stockholders) of the fair market value of common stock at the date of grant. Nonqualified stock options may be granted to any employee, officer, director or consultant of the Company. The terms of each nonqualified stock option are determined by the Board of Directors. All options vest in three equal annual increments beginning on the first anniversary of the date of grant.

     (e)  Independent Directors' Stock Option Plan

          On March 11, 1996, the Board of Directors and stockholders approved the Asahi/America Independent Directors' Stock Option Plan (the Directors' Plan). The Directors' Plan authorizes the issuance of an option to each Company director who is neither an employee of the Company nor a holder of, or affiliated with or related to a holder of, five percent or more of the Company's common stock, to purchase up to 10,000 shares of the Company's common stock on the date of election to the Board of Directors. A total of 20,000 shares of common stock is reserved under the Directors' Plan.

          The following schedules summarize the activity under the Company's stock option plans for the year ended December 31, 1996:

                                                      Equity Incentive Plan

                                                                     Weighted
                                                                      Average
                                                                     Exercise
                                                     Shares            Price

        Granted, Fiscal 1996                          339,500         $  7.56

        Canceled                                       (9,500)           7.50
                                                -------------     -----------

        Outstanding, December 31, 1996                330,000     $ 7.50 -7.56
                                                =============     ==============


                                                  Independent Directors' Stock
                                                           Option Plan

                                                                     Weighted
                                                                     Average
                                                                     Exercise
                                                     Shares           Price

        Granted, Fiscal 1996                          20,000          $  7.50
                                                   ---------          -------

        Outstanding, December 31, 1996                20,000          $  7.50
                                                   =========          =======

          There were no stock options exercisable under either stock option plan as of December 31, 1996.

          There were no stock options available for future grants under either stock option plan as of December 31, 1996.

     (f)  Employee Stock Purchase Plan

          In July 1996, the Company established the Asahi/America, Inc. Employee Stock Purchase Plan (the Purchase Plan), which allows substantially all employees to acquire shares of the common stock of the Company. The Purchase Plan authorizes the issuance of up to a total of 150,000 shares of common stock to participating employees.

          The price at which shares may be purchased will be at 85% of the fair market value per share of the common stock on either the annual offering commencement date or the annual offering termination date. Purchases under the Purchase Plan are subject to certain limitations, as defined. During fiscal 1996, there were no shares issued under the Purchase Plan as the annual offering termination date had not yet occurred.

     (g)  Stock-Based Compensation Plans

          In October 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 established a fair-value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123 for stock options granted to employees and directors, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123.

          The Company had no stock option grants prior to 1996, accordingly, the Company has only computed the pro forma disclosures required under SFAS No. 123 for all stock options granted in 1996 and under the Purchase Plan using the Black-Scholes option pricing model.

          The assumptions used for the year ended December 31, 1996 are as follows:

                                                                   1996

        Risk-free interest rates                                 6.48%-6.69%
        Expected dividend yield                                       0%
        Expected lives                                             5 years
        Expected volatility                                          25%
        Weighted average remaining contractual
        life of options outstanding                              9.33 years

          The pro forma effect of applying SFAS No. 123 would be as follows:

                                                                   1996

        Net income as reported                               $     2,438,152
                                                             ===============
        Pro forma net income                                 $     2,226,948
                                                             ===============
        Net income per share as reported                     $           .82
                                                             ===============
        Pro forma net income per share                       $           .77
                                                             ===============

     (h)  New Accounting Standard

          In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ending December 31, 1997. In addition, the Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.

(13) COMMITMENTS

     (a)  Lease Commitments

          The Company leases certain office space and certain equipment under operating leases through May 2001. The approximate future minimum lease payments under these leases are as follows:

        Year                                              Amount

        1997                                           $    303,000
        1998                                                251,000
        1999                                                206,000
        2000                                                135,000
        2001                                                 19,000
                                                       ------------

                 Total minimum lease payments          $    914,000
                                                       ============

     (b)  Capital Leases

          Rental expense incurred under these leases and charged to operations was approximately $316,000, $165,000 and $204,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

          The Company leases certain equipment under capital leases. Future minimum lease payments under these leases as of December 31, 1996 are as follows:

          Year                                                        Amount

          1997                                                    $    131,510
          1998                                                         103,124
          1999                                                          71,262
          2000                                                          56,178
                                                                  -------------

                 Total minimum lease payments                          362,074

          Less--Amount representing interest                            47,991

                 Capital lease obligations                             314,083

          Less--Current portion of capital lease obligations           107,860
                                                                  -------------

                                                                  $    206,223

          (c)  Self-Insurance

               The Company is self-insured for a portion of its employee medical claims. The Company's maximum self-insured exposure is $35,000 annually for individual employee claims, up to a maximum aggregate exposure limit of $385,000 annually for all employee claims.

(14) OTHER EMPLOYEE BENEFITS

          (a)  Profit Sharing Plan

               The Asahi/America, Inc. Profit Sharing Plan (the Plan) is a combined 401(k) and profit sharing plan. Under the terms of the Plan, the profit sharing and 401(k) funds are accounted for together.

               Employer contributions for the profit sharing portion of the Plan are discretionary and determined by the Board of Directors. The Company made contributions to the Plan of $100,000 in 1994, 1995 and 1996.

               Under the terms of the 401(k) portion of the Plan, eligible employees may contribute limited percentages of their salaries to the Plan, and the Company matches one quarter of each eligible employee's contribution. The Company's matching contribution is based upon a maximum of 4% of each eligible employee's compensation. The Company's matching contributions were approximately $25,000, $27,000 and $31,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

          (b)  Postretirement and Postemployment Benefits

               The Company has no obligations for postretirement or postemployment benefits.

(15) SIGNIFICANT CUSTOMER AND EXPORT SALES

     During 1994, 1995 and 1996, one customer accounted for 19%, 26% and 23%, respectively, of net sales. During 1994, 1995 and 1996, export sales accounted for 12%, 5% and 4%, respectively, of net sales.