Form 10-Q
period 1997-03-31
ASAHI AMERICA INC
filed 1997-05-14
CIK 906873

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

  X   Quarterly report pursuant to section 13 or 15(d) of the Securities
_____ Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       OR

_____ Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

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

                35 Green Street, Malden, Massachusetts 02148-0005
               (Address of principal executive offices) (Zip Code)

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

                                  Yes X   No ___

               The registrant had 3,340,000 shares of common stock
                         outstanding at April 30, 1997.

                       Asahi/America, Inc. and Subsidiary
                                    Form 10-Q
                                      Index

                                                                      Page No.
                                                                      --------
Part I    Financial Information
Item 1 -  Condensed Consolidated Financial Statements
          Consolidated Balance Sheets- December 31, 1996 and
          March 31, 1997                                                2

          Consolidated Statements of Operations - Three Months
          Ended March 31, 1996 and 1997                                 3

          Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 1996 and 1997                                 4

          Notes to Consolidated Financial Statements                    5


Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           7


Part II   Other Information

Item 6                                                                 11

Signatures                                                             12

                       Asahi/America, Inc. and Subsidiary
                           Consolidated Balance Sheets
                                   (unaudited)
                             (dollars in thousands)

                                                                              December 31,       March 31,
                                                                                  1996             1997
                                                                           ---------------     -------------
ASSETS
Current Assets
      Cash and cash equivalents                                                    $3,028            $2,969
      Accounts receivable, less reserves of $286 at March 31, 1997
         and $283 at December 31, 1996                                              5,291             5,661
      Inventories                                                                   8,673             9,438
      Prepaid expenses and other current assets                                       230               330
                                                                           --------------      ------------
         Total current assets                                                      17,222            18,398

Property and Equipment, net                                                         9,869             9,963

Other Assets
      Goodwill, net of accumulated amortization
         of $1,434 at March 31, 1997 and $1,380 at
         December 31, 1996                                                            778               724

      Other, net                                                                      574               567
                                                                           --------------      ------------
         Total other assets                                                         1,352             1,291
                                                                           ==============      ============
                                                                                  $28,443           $29,652
                                                                           ==============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Demand note payable to bank                                                 $     -           $     -
      Current portion of MIFA obligations                                             135               135
      Current portion of capital lease obligations                                    108               110
      Accounts payable                                                              5,390             6,297
      Accrued expenses                                                              1,614             1,546
                                                                           --------------      ------------
         Total current liabilities                                                  7,247             8,088

MIFA Obligations, less current portion                                              3,760             3,760
Capital Lease Obligations, less current portion                                       206               178
Deferred Income Taxes                                                               1,026             1,026
Commitments                                                                             -                 -

Stockholders' Equity
      Common Stock                                                                 13,638            13,638
      Retained  Earnings                                                            2,864             3,242
                                                                           --------------      ------------
                                                                                   16,502            16,880
      Less-Note receivable from stockholder/officer                                  (298)             (280)
                                                                           --------------      ------------
         Total stockholders' equity                                                16,204            16,600
                                                                           ==============      ============
                                                                                  $28,443           $29,652
                                                                           ==============      ============


See accompanying notes to consolidated financial statements.

                       Asahi/America, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)
                  (dollars in thousands, except per share data)

                                                                   Three months ended
                                                                         March 31,
                                                                ----------------------------
                                                                   1996           1997
                                                                -----------    -----------
Net sales                                                           $9,651         $9,123
Cost of sales                                                        6,304          5,761
                                                                ----------     ----------
      Gross Profit                                                   3,347          3,362

Selling, general and administrative expenses                         2,366          2,691
                                                                ----------     ----------
      Income from operations                                           981            671

Interest expense, net                                                  114             19
                                                                ----------     ----------
Income before provision for income taxes                               867            652

Provision for income taxes                                             359            274
                                                                ==========     ==========
      Net Income                                                      $508           $378
                                                                ==========     ==========

Net income per common share and
      common equivalent share                                         $.22           $.11
                                                                ==========     ==========

Weighted average number of common and
      common equivalent shares outstanding                           2,340          3,356
                                                                ==========     ==========


See accompanying notes to consolidated financial statements.

                       Asahi/America, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (dollars in thousands)

                                                                                    Three months ended
                                                                                         March 31,
                                                                           ------------------------------------
                                                                                 1996               1997
                                                                           ------------------  ----------------
Cash flows from operating activities
      Net Income
                                                                                        $508              $378
      Adjustments to reconcile net income to
      net cash provided by operating activities
         Depreciation and amortization                                                   306               332
         Changes in assets and liabilities
            Accounts receivable                                                         (135)             (370)
            Inventories                                                                  (48)             (765)
            Prepaid expenses and other current assets                                   (209)             (100)
            Accounts payable                                                           1,126               907
            Accrued expenses                                                             193               (68)

                                                                           -----------------   ---------------
         Net cash provided by operating activities                                     1,741               314

Cash flows from investing activities
      Purchase of property and equipment                                                 (95)             (345)
      Increase in others assets                                                         (160)              (20)

                                                                           -----------------   ---------------
         Net cash used in investing activities                                          (255)             (365)

Cash flows from financing activities
      Net payments on demand note payable to a bank                                   (1,555)                 -
      Payments on MIFA obligations                                                       (68)                 -
      Payments on capital lease obligations                                              (26)              (26)
      Payments of note receivable from stockholder/officer                                 -                18

                                                                           -----------------   ---------------
         Net cash used in financing activities                                        (1,649)               (8)
                                                                           -----------------   ---------------

Net decrease in cash and cash equivalents                                               (163)              (59)

Cash and cash equivalents, beginning of period                                           224              3028

                                                                           =================   ===============
Cash and cash equivalents, end of period                                                 $61
                                                                                                        $2,969
                                                                           =================   ===============

Supplemental cash flow disclosures:
     Cash paid during the year for:
         Interest                                                                        $89
                                                                                                            $7
                                                                           =================   ===============
         Income taxes
                                                                                         $29              $191
                                                                           =================   ===============

See accompanying notes to consolidated financial statements.

                       Asahi/America, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

1. Presentation of Interim Information
The unaudited interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments which the Company considers necessary for a fair presentation of such information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto which are contained in the Company's Form 10-K. Interim results are not necessarily indicative of the results for a full year.

2. Financial Statements
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

3. Cash Equivalents
Cash equivalents are short-term, highly liquid investments with original maturities of less than three months and consist primarily of treasury notes.

4. Inventories
Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. The components of inventory are summarized as follows:

                                             December 31,           March 31,
                                                1996                  1997
                                             ------------           ---------
              Raw materials                    $   606               $   644
              Finished goods                     8,104                 8,756
                                               -------               -------
                                                 8,710                 9,400
              LIFO (reserve) surplus               (37)                   38
                                               -------               -------
               Total                           $ 8,673               $ 9,438
                                               =======               =======

5. Net Income Per Share
Net income per common and common equivalent share is based upon the weighted average number of common and common equivalent shares outstanding during each period, computed in accordance with the treasury stock method. Fully diluted net income per common and common equivalent share has not been presented as it is not significantly different.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which is effective for interim and annual periods beginning after December 15, 1997. SFAS No. 128 revises the calculation and presentation of earnings per share (EPS). Basic EPS excludes the dilutive effect of stock options. Diluted EPS will include the dilutive effect of stock options. The proforma amounts shown below do not differ from the amounts shown in the Statement of Operations due to rounding. Had SFAS No. 128 been effective for the periods currently presented, basic and diluted earnings per share would have been as follows:

                                              March 31,
                                     1996                  1997
                                    -------------------------------

Basic earnings per share            $.22                  $.11
Diluted earnings per share          $.22                  $.11

6. Revolving Credit Lines
In January 1997, the Company and its bank executed a loan agreement that provides for a $5,000,000 committed unsecured revolving credit line and a $5,000,000 discretionary unsecured revolving credit line. Interest on the credit lines is based on the Prime Rate or LIBOR plus 1.65%, as elected by the Company at each borrowing date. The Company is required to maintain certain financial ratios, including, among others, minimum working capital and tangible net worth, as defined in the agreements. There were no amounts outstanding under either credit line at March 31, 1997.

7. Concentration of Credit Risk
Sales to the Company's major domestic customer during the first quarter of 1997 were approximately 28.7% of total sales as compared to 32.5% for the 1996 first quarter. Export sales as a percent of total sales during the first quarter were approximately 10.0% and 3.7% in 1997 and 1996, respectively.

8.  Acquisition of Plastic Flow Meter Division
On May 1, 1997, the Company acquired the plastic flow meter division of Universal Flow Monitors, Inc. Included in the purchase were the inventory, fixed assets and intellectual property associated with the product line. The total purchase price of $3.0 million was paid with cash and through borrowings on the Company's revolving credit line. The Company accounted for the acquisition as a purchase. Proforma information has not been presented due to immateriality.

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

Results of  Operations

The following table sets forth, for the periods indicated, the Company's net sales as well as certain income and expense items, expressed as a percentage of sales:

                                                              Three months ended
                                                                   March 31,
                                                        -----------------------------
                                                            1996            1997
                                                        -------------  --------------
Net sales                                                  100.0%          100.0%
Cost of sales                                               65.3%           63.1%
      Gross Profit                                          34.7%           36.9%
Selling, general and administrative expenses                24.5%           29.5%
      Income from operations                                10.2%            7.4%
Interest expense, net                                        1.2%             .2%
Income before provision for income taxes                     9.0%            7.2%
Provision for income taxes                                   3.7%            3.0%
       Net income                                            5.3%            4.2%

Net Sales

Net sales for the quarter ended March 31, 1997 were $9.1 million as compared to the $9.7 million in the 1996 first quarter. The shortfall was attributed to decreased sales of piping products mainly due to a general slowdown in dual containment pipe sales to the military and semiconductor markets coupled with a related decrease in welding equipment revenues. This decrease more than offset an increase in distributed valve and actuation product sales resulting from the continued ability of the Company to be price competitive, so as to further penetrate certain markets, due to lower product costs associated with the strengthening of the United States dollar against the Japanese yen.

Export sales for the three month period ended March 31, 1997 were $931,000 compared to $359,000 for the corresponding period of 1996. Sales to the Company's largest single customer were approximately 28.7% of total sales for the three month period ended March 31, 1997 compared to 32.5% for the three month period ended March 31, 1997.

Gross Profit

Gross profit as a percentage of sales (gross margin) improved 2.2 percentage points to 36.9% in the 1997 first quarter as compared to 34.7% for the corresponding quarter of 1996. Gross margin improved, despite a decrease in higher margin dual containment pipe and welding equipment revenues. The increase resulted primarily from lower average product costs associated with the continued favorable movement of the Japanese yen versus the United States dollar, which is reflected forthwith on cost of goods sold due to the Company's LIFO method of costing inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 1997 increased $325,000 or 13.7% over 1996 due in part to higher operating costs to support the approximate 38,000 square foot expansion in office, plant and warehouse capacity and higher general and administrative expenses associated with being a public company. Selling, general and administrative expenses were also negatively impacted in the 1997 first quarter due to several one time expenses associated with due diligence costs related to an unrealized acquisition and non-capitalizable costs incurred in connection with the continued renovation and set-up of the Company's expanded office, plant and warehouse.

Interest Expense and Income Taxes

Interest expense was $95,000 lower in the three month period ended March 31, 1997 as compared to the corresponding period of 1996. The entire outstanding balance of the Company's line of credit was paid down immediately following the initial public offering in May 1996 and there have been no additional borrowings under the line from that time through March 31, 1997.

Income taxes decreased $85,000 in the first quarter of 1997 as compared to 1996. The decrease was due to lower income before income taxes.

Liquidity and Capital Resources

Prior to 1996, the Company financed its operations through the sale of equity securities, bank borrowings under a line of credit, an Industrial Revenue Bond financing in March 1994 and cash generated from operations. In addition, the Company has benefited from favorable payment terms under a $6 million open account arrangement for the purchase of Japanese valve products, with the majority of its purchases are receiving 180 day payment terms.

The Company completed its initial public offering on May 15, 1996 through the sale of one million shares of common stock generating net proceeds of approximately $6.2 million. A portion of the proceeds, $2.3 million, was used to pay down the entire balance of the Company's bank line of credit, which expired on August 31, 1996.

In January, 1997, the Company and its bank executed a new loan agreement which provides for up to $10 million of unsecured borrowing. The loan agreement consists of two facilities including a $5 million committed unsecured revolving credit line (the Committed Line) and a $5 million discretionary unsecured revolving credit line (the Revolving Line). Interest under both facilities is payable monthly and is based on either the Prime Rate or LIBOR plus 1.65%, as elected by the Company at each borrowing date. The Committed Line includes a 1/4% facility fee on unused borrowings and requires principal repayment not later than September 30, 1998. Borrowings under the Revolving Line are payable upon demand. The Revolving Line extends through September 30, 1997. There were no amounts outstanding under either facility at March 31, 1997.

In July 1996, with additional funds made available through the Company's initial public offering, the Company completed the purchase of the facility adjacent to its original facility in Malden, Massachusetts for a purchase price of $1.25 million. During 1996, the Company also completed the construction of a warehouse connecting its two facilities. The Company estimates the total funds required for this project and the related equipment and renovation costs will approximate $2.9 million, of which, approximately $2.8 million had been expended as of March 31, 1997.

At March 31, 1997 cash and cash equivalents were $3.0 million.

The Company generated $314,000 of cash flow from operations during the three months ended March 31, 1997 as compared to $1.7 million for the comparable 1996 period. This decrease is primarily due to the operating cash flow impact associated with changes in inventory and accounts payable from December 31, 1995 to March 31, 1996 as compared to December 31, 1996 to March 31, 1997. Inventories at March 31, 1997 increased $765,000 from December 31, 1996, mainly due to the shortfall in sales for the quarter coupled with the Company's intention to stock inventory, due to long lead times required to receive inventory from the Company's Japanese supplier, in preparation for the Company's typically stronger second and third quarter sales levels. Accounts payable, at March 31, 1997, increased $907,000 from December 31, 1996, primarily due to the increase in inventory. For the comparative 1996 period, inventory increased $48,000 and accounts payable increased $1.1 million. The increase in accounts payable resulted from an increase in inventory purchases during the quarter to support the increased sales volume. Receivables at March 31, 1997 increased $370,000 from December 31, 1996 mainly due to the timing of shipments at quarter end.

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

On May 1, 1997, the Company acquired the plastic flow meter division of Universal Flow Monitors, Inc. Included in the purchase were the inventory, fixed assets and intellectual property associated with the product line. The total purchase price of $3.0 million was paid with cash and through borrowings on the Company's revolving credit line. The Company accounted for the acquisition as a purchase.

The Company believes that its current funds, together with cash generated by operations will be sufficient to fund the Company's operations, debt service and capital requirements at least through the next 12 months.

                            Part II Other Information

Item 6.     Exhibits and Reports on Form 8-K
             a)  Exhibits

                 11.1 Computation of Weighted Average Number of Common and Common Equivalent Shares Outstanding

                 27    Financial Data Schedule

             b)  Reports on Form 8-K
                 The Company did not file any reports on Form 8-k during the quarter ended March 31, 1997.


This Form 10Q contains certain forward-looking statements. The phrase "typically stronger" is intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Asahi/America, Inc. cautions readers not to place undo reliance on any forward looking statements, which speak only as to management's expectations on the date hereof.

                                   Signatures


Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ASAHI/AMERICA, INC.


Dated:  May 14, 1997           By:   /s/ Leslie B. Lewis
                                     -------------------
                                     Leslie B. Lewis, President and Principal
                                       Executive Officer


                               By:   /s/ Kozo Terada
                                     ----------------
                                     Kozo Terada, Vice President, Principal
                                       Financial Officer and Treasurer