Form 10-Q
period 1997-06-30
ASAHI AMERICA INC
filed 1997-08-11
CIK 906873

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

  X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange ____ Act of 1934

                  For the quarterly period ended June 30, 1997

                                       OR

____ Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

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

                                   Yes  X   No
                                       ---     ---
               The registrant had 3,358,669 shares of common stock
                         outstanding at July 31, 1997.

                       Asahi/America, Inc. and Subsidiary
                                    Form 10-Q
                                      Index

                                                                 Page No.

Part I    Financial Information
Item 1 -  Condensed Consolidated Financial Statements

          Consolidated Balance Sheets- December 31, 1996 and
          June 30, 1997                                            2

          Consolidated Statements of Operations - Three and
          Six Months ended June 30, 1996 and 1997                  3

          Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 1996 and 1997                             4

          Notes to Consolidated Financial Statements               5


Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      7


Part II   Other Information
Item 4                                                            12

Item 6                                                            13

Signatures                                                        14

                       Asahi/America, Inc. and Subsidiary
                           Consolidated Balance Sheets
                                   (unaudited)
                                 (in thousands)

                                                                            December 31,     June 30,
                                                                                1996           1997
                                                                           ------------   ------------
ASSETS
Current Assets
      Cash and cash equivalents                                            $      3,028    $     1,070
      Accounts receivable, less reserves of $283 at December 31, 1996
         and $284 at June 30, 1997                                                5,291          5,324
      Inventories                                                                 8,673          9,750
      Prepaid expenses and other current assets                                     230            587
                                                                           -------------   ------------
         Total current assets                                                    17,222         16,731

Property and Equipment, net                                                       9,869          9,884

Other Assets
      Goodwill, net of accumulated amortization
         of $1,380 at December 31, 1996 and $1,502 at                               778          2,409
         June 30, 1997

      Other, net                                                                    574          1,914
                                                                           -------------   ------------
         Total other assets                                                       1,352          4,323
                                                                           -------------   ------------
                                                                           $     28,443    $    30,938
                                                                           =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Demand note payable to bank                                          $          -    $     1,000
      Current portion of MIFA obligations                                           135            135
      Current portion of capital lease obligations                                  108            110
      Accounts payable                                                            5,390          6,305
      Accrued expenses                                                            1,614          1,339
                                                                           -------------   ------------
         Total current liabilities                                                7,247          8,889

MIFA Obligations, less current portion                                            3,760          3,625
Capital Lease Obligations, less current portion                                     206            151
Deferred Income Taxes                                                             1,026          1,026
Commitments                                                                           -              -

Stockholders' Equity
      Common Stock                                                               13,638         13,638
      Retained  Earnings                                                          2,864          3,871
                                                                           -------------   ------------
                                                                                 16,502         17,509
      Less-Note receivable from stockholder/officer                                (298)          (262)
                                                                           -------------   ------------
         Total stockholders' equity                                              16,204         17,247
                                                                           -------------   ------------
                                                                           $     28,443    $    30,938
                                                                           =============   ============



See accompanying notes to consolidated financial statements.

                       Asahi/America, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)
                      (in thousands, except per share data)

                                                                   Three months ended              Six months ended
                                                                       June 30,                         June 30,
                                                             -----------------------------    ------------------------------
                                                                1996           1997               1996             1997
                                                             ------------   ------------      --------------   -------------


Net sales                                                     $    9,719       $ 10,133         $  19,371       $  19,256

Cost of sales                                                      6,047          6,359            12,352          12,120
                                                             ------------   ------------      ------------   -------------
      Gross Profit                                                 3,672          3,774             7,019           7,136

Selling, general and administrative expenses                       2,595          2,635             4,961           5,326
                                                             ------------   ------------      ------------   -------------

      Income from operations                                       1,077          1,139             2,058           1,810

Interest expense, net                                                (84)           (54)             (198)            (73)
                                                             ------------   ------------      ------------   -------------

Income before provision for income taxes                             993          1.085             1,860           1,737

Provision for income taxes                                           417            456               776             729

                                                             ------------   ------------      ------------   -------------
      Net Income                                              $      576       $    629         $   1,084       $   1,008
                                                             ============   ============      ============   =============

Net income per common and
      common equivalent share                                 $     0.20       $   0.19         $    0.42       $     .30
                                                             ============   ============      ============   =============

Weighted average number of common and
      common equivalent shares outstanding                     2,881,387      3,340,000         2,610,694       3,340,281
                                                             ============   ============      =============  =============




See accompanying notes to consolidated financial statements.

                       Asahi/America, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                                                             Six months ended
                                                                                                 June 30,
                                                                                      -----------------------------
                                                                                          1996           1997
                                                                                      -------------  --------------
Cash flows from operating activities
      Net Income                                                                      $      1,084    $      1,008
      Adjustments to reconcile net income to
      net cash provided by operating activities
         Depreciation and amortization                                                         612             684
         Deferred income taxes                                                                   -               -
         Changes in assets and liabilities
            Accounts receivable                                                                285             (33)
            Inventories                                                                        (83)           (921)
            Prepaid expenses and other current assets                                         (106)           (357)
            Accounts payable                                                                  (427)            915
            Accrued expenses                                                                   602            (275)

                                                                                      -------------  --------------
         Net cash provided by operating activities                                           1,967           1,021

Cash flows from investing activities
      Purchase of short-term investments                                                    (2,006)              -
      Purchase of property and equipment                                                    (1,698)           (443)
      Acquisition of certain assets of Universal Flow Monitors, Inc.                             -          (3,000)
      Decrease (increase) in others assets                                                     138            (383)
                                                                                      -------------  --------------
         Net cash used in investing activities                                              (3,566)         (3,826)

Cash flows from financing activities
      Borrowings under demand note payable to bank                                           3,650           2,000
      Payments under demand note payable to bank                                            (7,027)         (1,000)
      Payments on MIFA obligations                                                             (68)           (135)
      Payments on capital lease obligations                                                    (52)            (53)
      Payments of note receivable from stockholder/officer                                      17              35
      Proceeds from issuance of common stock
         net of issuance costs of $809                                                       6,166               -
                                                                                      -------------  --------------
         Net cash provided by financing activities                                           2,686             847
                                                                                      -------------  --------------

Net increase (decrease) in cash and cash equivalents                                         1,087          (1,958)

Cash and cash equivalents, beginning of period                                                 224           3,028

                                                                                      -------------  --------------
Cash and cash equivalents, end of period                                              $      1,311    $      1,070
                                                                                      =============  ==============

Supplemental cash flow disclosures:
      Cash paid during the year for:
         Interest                                                                     $        138    $        126
                                                                                      =============  ==============
         Income taxes                                                                 $        475    $        815
                                                                                      =============  ==============

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

4. Inventories
Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. The components of inventory are summarized as follows:

                                              December 31,         June 30,
                                               1996                  1997
                                               ----                  ----
                 Raw materials               $   606                $   602
                 Finished goods                8,104                  9,060
                                              -------               -------
                                               8,710                  9,662
                 LIFO (reserve) surplus          (37)                    88
                                              ------                -------
                  Total                      $ 8,673                $ 9,750
                                             ========               =======

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

                                    Three Months Ended      Six Months Ended
                                          June 30,              June 30,
                                 ----------------------   ---------------------
                                 1996              1997   1996             1997
                                 ----------------------   ---------------------

Basic earnings per share         $.20             $.19    $.42             $.30
Diluted earnings per share       $.20             $.19    $.42             $.30

6. Revolving Credit Lines
In January 1997, the Company and its bank executed a loan agreement that provides for a $5,000,000 committed unsecured revolving credit line and a $5,000,000 discretionary unsecured revolving credit line. Interest on the credit lines is based on the Prime Rate or LIBOR plus 1.65%, as elected by the Company at each borrowing date. The Company is required to maintain certain financial ratios, including, among others, minimum working capital and tangible net worth, as defined in the agreements. At June 30, 1997, the total amount outstanding under the credit lines was $1,000,000.

7. Concentration of credit risk
Sales to the Company's major domestic customer during the second quarter of 1997 were approximately 23% of total sales as compared to 19% for the 1996 second quarter. For the six month periods ended June 30, 1996 and 1997, sales to the Company's major domestic customer were approximately 26% and 25% of total sales, respectively. Export sales as a percent of total sales during the second quarter were approximately 5% and 6% in 1996 and 1997, respectively.

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

                       Asahi/America, Inc. and Subsidiary
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Overview

The Company is a manufacturer and master distributor of thermoplastic valves, pipe, piping systems and components for use in a wide variety of applications across numerous industries. Manufactured products include valve actuators and controls, specialized valve assemblies, double containment piping systems and flow meter devices. Distributed products consist principally of thermoplastic valves, pipe and fittings which are purchased from two major foreign suppliers under long term supply agreements. The Company also realizes revenue for the rental and sale to contractors and end users of specialized welding equipment that is used in connection with the installation of the Company's piping systems.

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

Results of  Operations

The following table sets forth, for the periods indicated, the Company's net sales as well as certain income and expense items, expressed as a percentage of sales:

                                                          Three months ended               Six months ended
                                                               June 30,                      June 30,
                                                   ------------------------------- ------------------------------
                                                       1996             1997           1996            1997
                                                   --------------  --------------- --------------  --------------

Net sales                                              100.0%           100.0%         100.0%          100.0%
Cost of sales                                           62.2%            62.8%          63.8%           62.9%
      Gross Profit                                      37.8%            37.2%          36.2%           37.1%
Selling, general and administrative expenses            26.7%            26.0%          25.6%           27.7%
      Income from operations                            11.1%            11.2%          10.6%            9.4%
Interest expense, net                                   -0.9%            -0.5%          -1.0%           -0.4%
Income before provision for income taxes                10.2%            10.7%           9.6%            9.0%
Provision for income taxes                               4.3%             4.5%           4.0%            3.8%
       Net income                                        5.9%             6.2%           5.6%            5.2%

Net Sales

Net sales of $10.1 million for the quarter ended June 30, 1997 were $414,000, or 4.3%, higher than net sales for the second quarter of 1996. Net sales for the six months ended June 30, 1997 were $19.3 million as compared to $19.4 million for the comparable 1996 six month period. Quarterly sales of distributed products increased by 9.4% over the 1996 second quarter mainly due to the Company's successful promotional campaign aimed at strengthening sales relationships with certain distributors, further enhancing the Company's distribution channels. Sales of manufactured product, including revenues from the Company's recently acquired plastic flow meter division, and revenues from the sale and rental of welding equipment decreased by 5.4% in the 1997 second quarter as compared to the same period in 1996. This decrease was mainly due to a strong 1996 second quarter for sales of such products and due to the Company's promotional efforts in the 1997 second quarter for the sale of distributed products. Year to date sales remained relatively unchanged from 1996 to 1997 due mainly to the shortfall in the 1997 first quarter in sales of piping products and welding equipment revenues, as a result of a general slowdown in dual containment pipe sales to the military and semiconductor markets.

Export sales for the three and six month periods ended June 30, 1997 were $571,000 and $1,481,000 respectively compared to $488,000 and $847,00 for the corresponding periods of 1996. Sales to the Company's largest single customer were approximately 25% and 26% of total sales for the six month periods ended June 30, 1997 and 1996, respectively.


Gross Profit

Gross profit for the second quarter of 1997 increased by $102,000 over the same period of 1996, as a result of the increased sales volume. Gross profit as a percentage of sales (gross margin) was 37.8% during the second quarter of 1996 as compared to 37.2% during the second quarter of 1997. The quarterly decrease was due to lower sales of the Company's higher margin manufactured products and welding equipment rentals coupled with foreign currency losses incurred during the quarter. The 1996 second quarter included $63,000 of foreign currency gains while the 1997 second quarter included $102,000 of foreign currency losses, reflective in the movement of the Japanese yen versus the US dollar, which declined approximately 9.0% during the 1997 second quarter. Gross profit as a percentage of sales increased 2.5% for the six month period ended June 30, 1997, from 36.2% in 1996 to 37.1% in 1997. This increase is due to the fact that the Company's manufactured products, although lower in sales volume in 1997 over the comparable 1996 period, have continued with strong margins coupled with lower average product costs for the Company's distributed products, associated with the overall year-to-date favorable movement of the Japanese yen versus the US dollar, which is reflected forthwith on cost of goods sold due to the Company's
LIFO method of costing inventory.


Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 1997 were $2.6 million, unchanged from the second quarter of 1996. Lower selling, advertising and commissions costs in the 1997 second quarter as compared to the same period of 1996, offset increases in payroll and facility expenses in support of the Company's overall growth, higher general and administrative expenses associated being a public company for a full second quarter in 1997 as compared to a partial second quarter in 1996, and an increase in expenses to support the Company's 1997 second quarter promotional effort. Selling, general and administrative expenses as a percentage of sales improved to 26.0% in the 1997 second quarter, from 26.7% in the 1996 second quarter, due mainly to an increased sales volume with an only marginal increase in selling, general and administrative expenses.

Despite the second quarter decrease, selling, general and administrative expenses for the six months ended June 30, 1997 were 27.7% of net sales, an increase of 2.1 percentage points from the same period of 1996. The increase is due to higher operating costs to support the approximate 38,000 square foot expansion in office, plant and warehouse capacity and higher general and administrative expenses associated with being a public company. Selling, general and administrative expenses were also negatively impacted in the 1997 first quarter due to several one time expenses associated with due diligence costs related to an unrealized acquisition and non-capitalizable costs incurred in connection with the renovation and set-up of the Company's expanded office, plant and warehouse.



Interest Expense and Income Taxes

Interest expense was $17,000 and $77,000 lower in the respective three and six month periods ended June 30, 1997 as compared to the corresponding periods of 1996. The entire outstanding balance of the Company's line of credit was paid down immediately following the initial public offering in May 1996 and there had been no additional borrowings under the line since that time until the Company's recent borrowings to acquire the new plastic flow meter division. Interest income was $12,000 and $48,000 higher in the respective three and six month periods ended June 30, 1997 as compared to the corresponding periods of 1996 as a result of the Company's investing of the proceeds of its initial public offering.

Income taxes increased $39,000 in the second quarter of 1997 and decreased $47,000 for the six months ended June 30, 1997 as compared to 1996.

Liquidity and Capital Resources

Prior to 1996, the Company financed its operations through the sale of equity securities, bank borrowings under a line of credit, an Industrial Revenue Bond financing in March 1994 and cash generated from operations. In addition, the Company has benefited from favorable payment terms under a $6 million open account arrangement for the purchase of Japanese valve products, with the majority of its purchases receiving 180 day payment terms.

The Company completed its initial public offering on May 15, 1996 through the sale of one million shares of common stock generating net proceeds of approximately $6.2 million. A portion of the proceeds, $2.3 million, was used to pay down the entire balance of the Company's bank line of credit, which expired on August 31, 1996.

In January, 1997, the Company and its bank executed a new loan agreement which provides for up to $10 million of unsecured borrowing. The loan agreement consists of two facilities including a $5 million committed unsecured revolving credit line (the Committed Line) and a $5 million discretionary unsecured revolving credit line (the Revolving Line). Interest under both facilities is payable monthly and is based on either the Prime Rate or LIBOR plus 1.65%, as elected by the Company at each borrowing date. The Committed Line includes a 1/4% facility fee on unused borrowings and requires principal repayment not later than September 30, 1998. Borrowings under the Revolving Line are payable upon demand. The Revolving Line extends through September 30, 1997. At June 30, 1997, the total amount outstanding under the credit lines was $1,000,000.

In July 1996, with additional funds made available through the Company's initial public offering, the Company completed the purchase of the facility adjacent to its original facility in Malden, Massachusetts for a purchase price of $1.25 million. During 1996, the Company also completed the construction of a warehouse connecting its two facilities. Total expended funds to complete this project and the related equipment and renovation costs approximated $2.9 million.

At June 30, 1997 cash and cash equivalents were $1.1 million.

The Company generated $1.0 million of cash flow from operations during the six months ended June 30, 1997 as compared to $2.0 million for the comparable 1996 period. This decrease is primarily due to the operating cash flow impact associated with changes in net income and asset and liability accounts from December 31, 1995 to June 30, 1996 as compared to December 31, 1996 to June 30, 1997. Inventories at June 30, 1997 increased $1.1 million from December 31, 1996, mainly due to the timing of inventory receipts and additional on-hand inventory as a result of the Company's May 1, 1997 acquisition of the plastic flow meter division of Universal Flow Monitors, Inc. Accounts payable, at June 30, 1997, increased $915,000 from December 31, 1996, primarily due to the increase in inventory. For the comparative 1996 period, inventory increased $83,000 and accounts payable decreased $427,000. Receivables at June 30, 1997 increased $33,000 from December 31, 1996 mainly due to the increase in sales for the quarter.

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

The Company believes that its current resources, together with cash generated by operations will be sufficient to fund the Company's operations, debt service and capital requirements at least through the next 12 months.

                            Part II Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company held an annual meeting of shareholders on May 28, 1997.

         (b) Not required.

         (c) Set forth below is a brief description of each matter voted upon at the meeting, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter and including a separate tabulation with respect to each nominee for office:

                                                   Number of Shares
                                                   ----------------
1.    Election of Directors:                  For            Withheld Authority
                                              ---            ------------------
         Leslie B. Lewis                    3,104,015            2,650

         Jeffrey C. Bloomberg               3,104,515            2,150

         Masashi Uesugi                     3,102,915            3,750

2. To ratify the appointment of Arthur Andersen LLP as independent auditors of the Company:

                                          Number of Shares
                                          ----------------
         For:                                 3,105,014

         Against:                                 1,450

         Abstain:                                   201

         Broker Non-Vote:                             0

3.    To ratify the adoption of the Employee Stock Purchase Plan

                                          Number of Shares
                                          ----------------
         For:                                 2,843,229

         Against:                                20,751

         Abstain:                                 1,885

         Broker Non-Vote:                       240,800

Item 6.  Exhibits and Reports on Form 8-K
         a)   Exhibits

                11.1 Computation of Weighted Average Number of Common and Common Equivalent Shares Outstanding

                27         Financial Data Schedule

         b)   Reports on Form 8-K
              During the quarter ended June 30, 1997, the Company filed a report on Form 8-K dated May 1, 1997 under Item 2, Acquisition or Disposition of Assets, reporting the Company's acquisition of certain assets, including inventory, equipment, patents and patent application rights from Universal Flow Monitors, Inc. and the Rosaen Company.

                                   Signatures


Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ASAHI/AMERICA, INC.


Dated:  August 11, 1997      By: /s/  Leslie B. Lewis
                                 --------------------
                                 Leslie B. Lewis, President and Principal
                                 Executive Officer


                             By: /s/  Kozo Terada
                                 --------------------
                                 Kozo Terada, Vice President, Principal
                                 Financial and Accounting Officer and Treasurer