Form 10-Q
period 1997-09-30
ASAHI AMERICA INC
filed 1997-11-14
CIK 906873

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

 X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange --- Act of 1934


                For the quarterly period ended September 30, 1997

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

                                 (781) 321-5409
              (registrant's telephone number, including area code)

Indicate by check whether the registrant: 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                      ---     ---

The registrant had 3,358,669 shares of common stock outstanding at October 31, 1997.

                       Asahi/America, Inc. and Subsidiary
                                    Form 10-Q
                                      Index

                                                                       Page No.
                                                                       --------

Part I    Financial Information

Item 1 -  Condensed Consolidated Financial Statements
          Consolidated Balance Sheets- December 31, 1996 and
          September 30, 1997                                             2

          Consolidated Statements of Operations - Three and
          Nine Months ended September 30, 1996 and 1997                  3

          Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 1996 and 1997                              4

          Notes to Condensed Consolidated Financial Statements           5


Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            8


Part II   Other Information

Item 2C                                                                 13
Item 4                                                                  13
Item 6                                                                  13

Signatures                                                              14

                       Asahi/America, Inc. and Subsidiary
                           Consolidated Balance Sheets
                                   (unaudited)
                                 (in thousands)


                                                                               December 31,     September 30,
                                                                                  1996              1997
                                                                               ------------     -------------

ASSETS
Current Assets
      Cash and cash equivalents                                                 $ 3,028          $    65
      Accounts receivable, less reserves of $283 at December 31, 1996
         and  September 30, 1997                                                  5,291            4,867
      Inventories                                                                 8,673            9,166
      Prepaid expenses and other current assets                                     230              351
                                                                                --------         --------
         Total current assets                                                    17,222           14,449

Property and Equipment, net                                                       9,869           11,432

Other Assets
      Goodwill, net of accumulated amortization
         of $1,380 at December 31, 1996 and $1,578 at
         September 30, 1997                                                         778            2,333

      Other, net                                                                    574            2,611
                                                                                --------         --------
         Total other assets                                                       1,352            4,944
                                                                                --------         --------
                                                                                $28,443          $30,825
                                                                                ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Demand note payable to bank                                                $    --          $ 1,313
      Current portion of MIFA obligations                                           135              145
      Current portion of capital lease obligations                                  108              123
      Accounts payable                                                            5,390            4,758
      Accrued expenses                                                            1,614            1,069
                                                                                --------         --------
         Total current liabilities                                                7,247            7,408

MIFA Obligations, less current portion                                            3,760            3,615
Capital Lease Obligations, less current portion                                     206              411
Deferred Income Taxes                                                             1,026            1,026
Commitments                                                                          --               --

Stockholders' Equity
      Common Stock                                                               13,638           14,183
      Retained  Earnings                                                          2,864            4,427
                                                                                --------         --------
                                                                                 16,502           18,610
      Less-Note receivable from stockholder/officer                                (298)            (245)
                                                                                --------         --------
         Total stockholders' equity                                              16,204           18,365
                                                                                --------         --------
                                                                                $28,443          $30,825
                                                                                ========         ========



See accompanying notes to condensed consolidated financial statements.

                       Asahi/America, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)
                      (in thousands, except per share data)



                                                               Three months ended               Nine months ended
                                                                September 30,                      September 30,
                                                           --------------------------       ---------------------------
                                                              1996             1997             1996            1997
                                                           -----------     -----------       -----------     ----------

Net sales                                                  $    9,066      $    9,262       $   28,437      $   28,519

Cost of sales                                                   5,613          5,885            17,965          18,005
                                                           -----------     -----------      -----------     -----------
      Gross Profit                                              3,453           3,377           10,472          10,514

Selling, general and administrative expenses                    2,275           2,359            7,236           7,686
                                                           -----------     -----------      -----------     -----------

      Income from operations                                    1,178           1,018            3,236           2,828

Interest expense, net                                             (24)            (60)            (222)           (133)
                                                           -----------     -----------      -----------     -----------

Income before provision for income taxes                        1,154             958            3,014           2,695

Provision for income taxes                                        485             402            1,261           1,132
                                                           -----------     -----------      -----------     -----------
      Net Income                                           $      669      $      556       $    1,753      $    1,563
                                                           ===========     ===========      ===========     ===========
Net income per common and
      common equivalent share                              $     0.20      $     0.17       $     0.61      $     0.47
                                                           ===========     ===========      ===========     ===========
Weighted average number of common and
      common equivalent shares outstanding                  3,342,314       3,358,669       $2,860,940      $3,346,223
                                                           ===========     ===========      ===========     ===========



See accompanying notes to condensed consolidated financial statements.

                       Asahi/America, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)


                                                                                             Nine months ended
                                                                                               September 30,
                                                                                       ----------------------------
                                                                                           1996           1997
                                                                                       -------------- -------------

Cash flows from operating activities
      Net Income                                                                        $ 1,753         $ 1,563
      Adjustments to reconcile net income to
      net cash provided by operating activities
         Depreciation and amortization                                                      925           1,085
         Changes in assets and liabilities
            Accounts receivable                                                            (469)            425
            Inventories                                                                     (95)           (338)
            Prepaid expenses and other current assets                                       407            (121)
            Accounts payable                                                                147            (633)
            Accrued expenses                                                                376            (544)
                                                                                        --------        --------
         Net cash provided by operating activities                                        3,044           1,437

Cash flows from investing activities
      Purchase of short-term investments                                                 (1,016)             --
      Purchase of property and equipment                                                 (2,591)         (1,842)
      Acquisition of certain assets of Universal Flow Monitors, Inc.                         --          (3,000)
      Decrease (increase) in others assets                                                  143            (804)
                                                                                        --------        --------
         Net cash used in investing activities                                           (3,464)         (5,646)

Cash flows from financing activities
      Net (payments) borrowings under demand note payable to bank                        (3,377)          1,313
      Payments on MIFA obligations                                                          (68)           (135)
      Payments on capital lease obligations                                                 (79)            (84)
      Payments from note receivable from stockholder/officer                                 35              53
      Proceeds from stock issued under stock purchase plan                                   --              99
      Proceeds from issuance of common stock net of issuance costs of $809                6,166              --
                                                                                        --------        --------
         Net cash provided by financing activities                                        2,677           1,246

Net increase (decrease) in cash and cash equivalents                                      2,257          (2,963)
Cash and cash equivalents, beginning of period                                              224           3,028
                                                                                        --------        --------
Cash and cash equivalents, end of period                                                $ 2,481         $    65
                                                                                        ========        ========
      Supplemental cash flow disclosures:
      Cash paid during the year for:
         Interest                                                                       $   285         $   242
                                                                                        ========        ========
         Income taxes                                                                   $   690         $ 1,064
                                                                                        ========        ========
      Supplemental schedule of non-cash investing and financing activities:
         Acquisition of equipment under capital lease obligations                       $    --         $   305
                                                                                        ========        ========
         Issuance of contingent, restricted stock for certain assets                    $    --         $   445
                                                                                        ========        ========



See accompanying notes to condensed consolidated financial statements.

                       Asahi/America, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements


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

2. Financial Statements

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

3. Cash Equivalents

Cash equivalents are short-term, highly liquid investments with original maturities of less than three months and consist primarily of treasury notes.

4. Inventories

Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. The components of inventory are summarized as follows:


                                   December 31,          September 30,
                                      1996                   1997
                                      ----                   ----

      Raw materials                $  606                  $  547
      Finished goods                8,104                   8,481
                                   -------                 -------
                                    8,710                   9,028
      LIFO (reserve) surplus          (37)                    138
                                   -------                 -------
         Total                     $8,673                  $9,166
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


                                     Three Months Ended            Nine Months Ended
                                        September 30,                September 30,
                                    -------------------           -------------------
                                    1996           1997           1996           1997
                                    -------------------           -------------------

Basic earnings per share            $.20           $.17           $.62           $.47
Diluted earnings per share          $.20           $.17           $.61           $.47



6. Revolving Credit Lines

In January 1997, the Company and its bank executed a loan agreement that provides for a $5,000,000 committed unsecured revolving credit line and a $5,000,000 discretionary unsecured revolving credit line. Interest on the credit lines is based on the Prime Rate or LIBOR plus 1.65%, as elected by the Company at each borrowing date. The Company is required to maintain certain financial ratios, including, among others, minimum working capital and tangible net worth, as defined in the agreements. At September 30, 1997, the total amount outstanding under the credit lines was $1,313,258. The discretionary line expired on September 30, 1997 and the Company is currently renegotiating renewal terms with its bank. The committed line extends through September 30, 1998.

7. Concentration of credit risk

Sales to the Company's major domestic customer during the third quarter of 1997 were approximately 26% of total sales as compared to 21% for the 1996 third quarter. For the nine month periods ended September 30, 1997 and 1996, sales to the Company's major domestic customer were approximately 26% and 24% of total sales, respectively. Export sales as a percent of total sales during the third quarter were approximately 4% and 7% in 1996 and 1997, respectively.

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

9.   Quail Piping Products, Inc.

In July, 1997, the Company established a wholly-owned subsidiary, Quail Piping Products, Inc. ("Quail") to manufacture corrugated piping systems for use in water, sewer and drainage applications. The Company made deposits of approximately $1.2 million, through September 30, 1997, in connection with the purchase of the facility and equipment for use in Quail's operations. These amounts are included in property and equipment in the accompanying balance sheet. In connection with the operations of Quail, the Company and the individual hired as President of Quail (the "Executive") have entered into an agreement whereby the Company has agreed to issue to the Executive a certain number of the Company's shares of common stock if certain performance milestones are met in any one of the first three years of Quail's operation. The purchase price for the shares was paid to the Company during August 1997 in the form of certain trademark rights and equipment, and a letter of credit, redeemable upon the occurrence of certain events. If the performance milestones are not met, the shares are not issued to the Executive and the Executive forfeits to the Company, the entire original purchase price.

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


Results of  Operations

The following table sets forth, for the periods indicated, the Company's net sales as well as certain income and expense items, expressed as a percentage of sales:


                                                                  Three months ended              Nine months ended
                                                                    September 30,                  September 30,
                                                           -------------------------------  ------------------------------
                                                                 1996             1997           1996            1997
                                                           ---------------   -------------  --------------  --------------

Net sales                                                        100.0%           100.0%         100.0%         100.0%
Cost of sales                                                     61.9%            63.5%          63.2%          63.1%
      Gross Profit                                                38.1%            36.5%          36.8%          36.9%
Selling, general and administrative expenses                      25.1%            25.5%          25.4%          27.0%
      Income from operations                                      13.0%            11.0%          11.4%           9.9%
Interest expense, net                                             -0.3%            -0.6%          -0.8%          -0.4%
Income before provision for income taxes                          12.7%            10.4%          10.6%           9.5%
Provision for income taxes                                         5.3%             4.4%           4.4%           4.0%
       Net income                                                  7.4%             6.0%           6.2%           5.5%


Net Sales

Net sales of $9.3 million for the quarter ended September 30, 1997 were $196,000, or 2.2%, higher than net sales for the third quarter of 1996. Net sales for the nine months ended September 30, 1997 were $28.5 million, an increase of $82,000 over the comparable 1996 period. Quarterly sales of manufactured products including the sale and rental of welding equipment, increased by 15.9% over the 1996 third quarter mainly due to the successful launch of the Company's newly acquired plastic flow meter product line coupled with an increase in valve actuation sales. This increase more than offset the decline in dual containment pipe sales and the related decline in revenues from the sale and rental of welding equipment, as a result of the general slowdown in sales of these products to the military and semiconductor markets. Sales of distributed product decreased by 4.5% in the 1997 third quarter as compared to the same period in 1996 mainly due to the timing of orders from the Company's distribution network. Revenues of certain distributed products were favorably impacted by a price increase, implemented on July 1, 1997. Year to date sales remained relatively unchanged from 1996 to 1997. An increase in sales of distributed valves coupled with increases from valve actuation sales and from strong sales of the plastic flow meter product offset the decline in sales of high purity and dual containment piping products and the related decrease in the sale and rental of welding equipment.

Export sales for the three and nine month periods ended September 30, 1997 were $624,000 and $2.1 million respectively compared to $345,000 and $1.2 million for the corresponding periods of 1996. Sales to the Company's largest single customer were approximately 26% and 24% of total sales for the nine month periods ended September 30, 1997 and 1996, respectively.

Gross Profit

Gross profit as a percentage of sales (gross margin) was 38.1% during the third quarter of 1996 as compared to 36.5% during the third quarter of 1997. This decrease is reflective of one time expenses incurred in connection with the roll-out of the new flow meter product line coupled with certain other non-reoccurring expenses associated with the Company's inventory. Gross margin for the nine month period improved from 36.8% in 1996 to 36.4% in 1997 due to the fact that the Company's manufactured products, including the sale and rental of welding equipment, although lower in sales volume in 1997 over the comparable 1996 period, have continued with strong margins coupled with lower average product costs for the Company's distributed products, associated with the overall year-to-date favorable movement of the Japanese yen versus the US dollar.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 1997 were $2.4 million, an increase of $84,000 over the third quarter of 1996. Selling, general and administrative expenses as a percentage of sales were 25.5% in the 1997 third quarter as compared to 25.1% in the 1996 third quarter. Lower expenses in the 1997 third quarter associated with the Company's overall performance offset increases in freight and shipping due to the area and nature of the Company's third quarter sales and increases in payroll and facility expenses in support of the Company's overall growth. Additionally, in connection with the Company's May, 1997 acquisition of the plastic flow meter product line, the Company established a dedicated Research and Development department for the purpose of further developing the acquired flow meter line and for developing new products compatible with the Company's existing product line. The Company expenses research and development costs in the period incurred.

Selling, general and administrative expenses for the nine months ended September 30, 1997 were 27.0% of net sales, an increase of 1.6 percentage points from the same period of 1996. The increase is due to higher operating costs to support the approximate 38,000 square foot expansion in office, plant and warehouse capacity and higher general and administrative expenses associated with being a public company. Selling, general and administrative expenses were also negatively impacted in the 1997 first quarter due to several one time expenses associated with due diligence costs related to an unrealized acquisition and non-capitalizable costs incurred in connection with the renovation and set-up of the Company's expanded office, plant and warehouse.

Interest Expense and Income Taxes

Interest expense, net, increased $36,000 in the third quarter of 1997 and decreased $89,000 for the nine months ended September 30, 1997 as compared to 1996. The quarterly increase was due to reduced interest income in the 1997 third quarter due to the Company's use of its cash reserves for the plastic flow meter acquisition in May 1997 and for the deposits on the facility and equipment for Quail Piping Products, Inc. The year to date decrease is due to the investment of the remaining proceeds from the Company's May 1996 initial public offering coupled with the payment of the entire outstanding balance of the Company's line of credit immediately following the initial public offering with no additional borrowings under the line since that time until the Company's recent borrowings to acquire the plastic flow meter division and to make deposits for the purchase of certain equipment and real property for Quail Piping Products, Inc.

Income taxes decreased $83,000 in the third quarter of 1997 and $129,000 for the nine months ended September 30, 1997 as compared to 1996.

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

In January, 1997, the Company and its bank executed a new loan agreement which provides for up to $10 million of unsecured borrowing. The loan agreement consists of two facilities including a $5 million committed unsecured revolving credit line (the Committed Line) and a $5 million discretionary unsecured revolving credit line (the Revolving Line). Interest under both facilities is payable monthly and is based on either the Prime Rate or LIBOR plus 1.65%, as elected by the Company at each borrowing date. The Committed Line includes a 1/4% facility fee on unused borrowings and requires principal repayment not later than September 30, 1998. Borrowings under the Revolving Line are payable upon demand. The Revolving Line extended through September 30, 1997 and the Company is currently renegotiating renewal terms with its bank. At September 30, 1997, the total amount outstanding under the credit lines was $1,313,000.

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

In July, 1997, the Company established a wholly-owned subsidiary, Quail Piping Products, Inc. ("Quail") to manufacture corrugated pipe for use in water, sewer and drainage applications. Quail is scheduled to commence production at its Arkansas facility, during March 1998. The Company made deposits of approximately $1.2 million, through September 30, 1997, in connection with the purchase of the facility and equipment for use in Quail's operations. These amounts are included in property and equipment in the accompanying balance sheet. Total project costs for the facility and equipment, which are estimated to be in excess of $4 million, will be financed through an Arkansas Industrial Development Bond which will be finalized during the fourth quarter of 1997, at which time the Company will be reimbursed for the cash utilized as deposits. As of September 30, 1997, the Company made commitments to expend approximately $3.6 million related to the Quail project.

At September, 1997 cash and cash equivalents were $65,000.

The Company generated $1.4 million of cash flow from operations during the nine months ended September 30, 1997 as compared to $3.0 million for the comparable 1996 period. This decrease is primarily due to the operating cash flow impact associated with changes in net income and asset and liability accounts from December 31, 1995 to September 30, 1996 as compared to December 31, 1996 to September 30, 1997. Accounts receivable at September 30, 1997 decreased $425,000 from December 31, 1996, due to improved collection efforts and the timing of sales. Accounts payable and accrued expenses at September 30, 1997 decreased $1.2 million from December 31, 1996, primarily due to the timing of payments to the Company's principal supplier of inventory and the adjustment of certain of the Company's performance related accrued expenses. For the comparative 1996 period, accounts receivable increased $469,000 and accounts payable and accrued expenses increased $523,000.

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

                            Part II Other Information

Item 2C   Changes in Securities

         In July, 1997, the Company established a wholly-owned subsidiary, Quail Piping Products, Inc. ("Quail"). The Company and the individual hired as President of Quail (the "Executive") have entered into an agreement whereby the Company has agreed to issue to the Executive 68,461 shares of the Company's common stock if certain performance milestones are met in any one of the first three years of Quail's operation. As a private transaction under Section 4(2) of the Securities Act of 1933, the issuance of the shares is exempt from registration. The purchase price for the shares is in the form of certain equipment and trademark rights valued at $145,000 and a $300,000 irrevocable letter of credit. The letter of credit is redeemable by the Company upon the occurrence of certain events. If the performance milestones are not met, the shares will not be issuable to the Executive and the Executive forfeits to the Company, the entire original purchase price. On September 4, 1997, the Company issued 22,307 shares into escrow, to be released to the Executive upon the attainment of the performance milestones or to be forfeited back to the Company. The remaining 46,154 shares are issuable at the time the performance milestones are met.

Item 4.    Other Information

         On November 4, 1997 Tadashi Kitamura, of Asahi Organic Chemicals Industry Co., LTD., ("AOC") resigned as a member of the Company's Board of Directors. Since 1973, the Company has been the exclusive agent for AOC, on whose board Mr. Kitamura also serves. Management believes that Mr. Kitamura's resignation is appropriate as the Company is currently negotiating an extension of its distribution agreement beyond the year 1999. Mr. Kitamura will be involved in negotiations on behalf of AOC.

Item 6.           Exhibits and Reports on Form 8-K

                  a)   Exhibits

                       10.1 Equipment Purchase Agreement, dated August 13, 1997 by and between Unicor Plastic Machinery, Inc. and Asahi/America, Inc.

                       11.1 Computation of Weighted Average Number of Common and Common Equivalent Shares Outstanding

                       27      Financial Data Schedule

                  b)   Reports on Form 8-K

                       The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

Signatures


Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ASAHI/AMERICA, INC.


Dated: September 14, 1997     By: /s/ Leslie B. Lewis
                                  ----------------------------------------
                                  Leslie B. Lewis, President and Principal
                                  Executive Officer


                              By: /s/ Kozo Terada
                                  --------------------------------------
                                  Kozo Terada, Vice President, Principal
                                  Financial and Accounting Officer and Treasurer