Form 10-K405
period 1997-12-31
ASAHI AMERICA INC
filed 1998-03-27
CIK 906873

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 --------------
                                    FORM 10-K

(Mark One)
                           X  Annual Report Pursuant to Section 13 or 15(d) of
                          ---      the Securities Exchange Act of 1934
                               for the fiscal year ended December 31, 1997
                                                   or
                          ___ Transition Report Pursuant to Section 13 or 15(d)
                               of the Securities and Exchange Act of 1934


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

                                 (781) 321-5409
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock (without par value)
                        --------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for
the past 90 days. Yes X             No ___
                     ---

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10K or any amendments to this Form 10K. X
         ---

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 2, 1998 , was $9,725,981. As of March 2, 1998, there were issued and outstanding 3,370,169 shares of the Registrant's Common Stock, without par value.

--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III, Items 10, 11, 12 and 13, hereof is incorporated by reference to the specified portions of the Registrant's Proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 1998 annual meeting of stockholders, which will be filed with the Commission on or before April 30, 1998; and certain exhibits to the Registrant's Form S-1 Registration Statement (File No. 333-2314), the Registrant's Form 10K for the year ended December 31, 1996 and the Registrant's Form 10Q for the quarter ended September 30, 1997 are incorporated by reference in response to Part IV, Item 14.

                       Asahi/America, Inc. and Subsidiary

                                TABLE OF CONTENTS

Securities and Exchange Commission
Item Numbers and Description                         PART I                 Page

Item 1.  Business                                                              2

Item 2.  Properties                                                           12

Item 3.  Legal Proceedings                                                    12

Item 4.  Submission of Matters to a Vote of Security Holders                  12

                                     PART II

Item 5.  Market for the Registrant's Common Equity
         and Related Stockholder Matters                                      13

Item 6.  Selected Financial Data                                              14

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  16

Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk                                                          19

Item 8.  Financial Statements and Supplementary Data                          20

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                               20

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                   20

Item 11. Executive Compensation                                               20

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                       20

Item 13. Certain Relationships and Related Transactions                       20

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K                                                          21

     Statements made or incorporated in this Form 10-K include a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future," and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that could cause results to differ from those set forth include, without limitation, those set forth in "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-2314) filed with the Securities and Exchange Commission.


                                     PART I
Item 1. BUSINESS

Introduction

     Asahi/America, Inc. ("the Company") markets and sells thermoplastic valves, piping systems, flow meter devices, filtration equipment and components manufactured by the Company and others for use in a variety of environmentally sensitive and industrial applications, including semiconductor manufacturing, chemical processing, waste and water treatment processing and pharmaceutical manufacturing, as well as for use in mining, aquarium and other industries. The Company, an ISO 9001 quality control certified manufacturer, produces electric and pneumatic valve actuators and controls, proprietary double containment thermoplastic piping systems, custom fabricated fittings and other specialty products including thermoplastic flow meter devices and filtration equipment. The Company offers a broad selection of industrial thermoplastic valves in, and, based on a 1995 market study prepared by the unaffiliated firm of Sommers Marketing, Inc., in conjunction with data supplied by the Valve Manufacturer's Association, continues to believe it has one of the largest shares of, the United States industrial thermoplastic valve market.

     In July, 1997, the Company established a wholly owned subsidiary, Quail Piping Products, Inc. ("Quail") to manufacture and market corrugated polyethylene piping systems for use in water, sewer and drain applications. The facility and manufacturing equipment, which are located in Magnolia, Arkansas are being financed by an Arkansas State Industrial Revenue Bond, through GE Capital Public Finance, Inc. ("GECPF"). Production of the piping systems commenced according to plan in March 1998. This new product line increases the manufacturing component of the Company's business, further diversifies the Company's product offerings and distribution base and positions the Company to penetrate new markets providing additional opportunity to increase sales of the Company's distributed products.

     The Company is the exclusive master distributor in the United States, Latin America and the Caribbean for Asahi Yukizai Kogyo Co., LTD, official English translation Asahi Organic Chemicals Industry Co., LTD ("AOC"), a Japanese company that the Company believes to be one of the largest manufacturers of thermoplastic valves in the world. The Company is also the exclusive master distributor in the United States for Alois-Gruber GmbH (together with its United States subsidiary, "Agru"), an Austrian manufacturer of thermoplastic pipe and fittings. The Company distributes its products under the brand names Asahi, DuoPro and PolyFlo, among others.

     AOC, Nichimen Corporation and its affiliate, Nichimen America Inc. ("Nichimen America"), are principal stockholders of the Company. Nichimen Corporation, one of the largest Japanese trading companies, and Nichimen America, provide credit and import services to the Company in connection with its purchases from AOC.

     As a master distributor for AOC since 1974 and for Agru since 1985, the Company has developed a network of more than 400 United States and approximately 22 foreign distributors, with 11 additional foreign non-employee sales representatives. Initially developed as the distribution channel for the products purchased by the Company from AOC and Agru, this extensive distribution network also supports increasing sales of the higher margin products manufactured by the Company.

     End users of the Company's products often specify thermoplastic valves and piping systems instead of metal because thermoplastics resist corrosion and do not contaminate transported fluids or gases. The Company's products combine the benefits associated with all plastic valve and piping products, such as light weight, ease of installation, long life and low installed cost, with the additional benefits of thermoplastic products, such as resistance to damage from certain temperatures and corrosion. The Company seeks to identify industrial applications where the end users' requirements justify the use of industrial thermoplastics. Examples include double containment corrosion-resistant piping systems that meet EPA regulations, piping systems for compressed air and gases, and high purity pipe and valves to assure contaminant free processing of liquids. The Company sells its products to distributors which sell to end users. Representative end users include Motorola, WMX Technologies, Micron Technology, the Corps of Engineers, Browning Ferris Industries, IBM, Schering-Plough, Estee Lauder, Rhone Poulenc and DuPont, none of which individually represents a material portion of the Company's sales.

     The Company was originally founded to be the exclusive master distributor in the United States, Latin America and the Caribbean for AOC. Since the early 1980s, the Company has pursued a program to broaden its product lines and customer base in order to sell higher margin products that are complementary to the valves supplied by AOC. Highlights in the implementation of this program include the following:

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

     o In 1994, the Company acquired its PolyFlo product line of double containment pipe and fittings that are extruded or molded in a proprietary, patented one-step process. The PolyFlo product line is available in internal diameters up to 6 inches and complements the Company's DuoPro line, which is available in larger diameters.

     o The Company added a line of pressure relief valves in October 1995, when it acquired an exclusive perpetual license of the technology to manufacture the valves in thermoplastic.

     o In February 1996, the Company added a line of industrial filters, which alleviate environmental concerns relating to cartridge disposal.

     o On May 1, 1997, the Company acquired the thermoplastic flow meter division and related assets of Universal Flow Monitors, Inc. and The Rosaen Company. The acquired product lines include the design, development, manufacture, marketing and servicing of a line of thermoplastic vortex flow sensor products known as the "Vortex Shedding Product Line" and a new line of vortex products using ultrasonic sensing technology. The production process for the 3/4 inch ultrasonic shedding flow meter has been completed and ultrasonic meters in other sizes are currently in the development stage. The new division was integrated into the Company's existing facility. The new product lines complement the Company's existing business and diversify its total product offerings.

     The formation of new companies. In July, 1997 the Company established a wholly owned subsidiary, Quail Piping Products, Inc. to manufacture and market corrugated polyethylene piping systems for use in water, sewer and drain applications. Production of the piping systems commenced according to plan in March 1998. This new product line increases the manufacturing component of the Company's business, further diversifies the Company's product offerings and distribution base and positions the Company to penetrate new markets providing additional opportunity to increase sales of the Company's distributed products.

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

     In February 1996, the Company was awarded ISO 9001 status by the International Organization for Standardization based in Geneva, Switzerland, which is the principal international body for establishing guidelines for and certifying adherence to a stringent set of quality control and assurance standards. The award is significant in validating the Company's manufacturing standards and the Company believes that this standard, which is recognized in at least 80 countries, is of increasing importance in the selection of vendors of industrial products. The Company's two principal suppliers, AOC and Agru, are also ISO 9001 certified.

Industry Overview

     According to industry sources, the estimated United States market in 1997 for industrial valves will approximate $3.1 billion, unchanged from 1996. Industry sources estimate that, in 1998, the market for metal valves will grow by 3.2%, while the Company estimates its market for thermoplastic industrial valves is expected to grow by approximately 6% to 8%.

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

     Where the potential for damage to the environment is a consideration. Federal, state and local environmental authorities are mandating that companies which handle toxic fluids take steps to prevent leakage into the environment. All owners of underground storage tanks are required to be in compliance with the EPA's requirements regarding leak containment and detection by the end of 1998. Owners may comply with these requirements by using piping systems which are either made of corrosion resistant material, such as plastic, or are treated with corrosion resistant coating. Furthermore, the EPA is mandating the use of double containment systems, such as a "pipe-within-a-pipe" architecture, to reduce the likelihood of leakage and to detect leaks.

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

Company Strategy

     Through its alliances with AOC and Agru and through its additions of high quality manufactured product offerings, the Company believes it has established itself as a market leader in thermoplastic industrial valves and piping systems, as evidenced by the breadth of its product line, industry recognition of its brand names, and the scope of its distribution network. The Company's strategy is to:

     Provide a thermoplastic alternative to metal valves and piping systems. The Company considers its primary competitors to be the suppliers of traditional metal products. The Company believes that a substantial opportunity exists for suppliers of thermoplastic products to gain a larger share of the total industrial market for valves, pipe and related system components.

     Develop and market products manufactured by the Company. As a master distributor for AOC and Agru, the Company believes it offers a broader line of thermoplastic valves and pipe than any of its competitors. The Company seeks to leverage its valve and pipe sales by offering complementary higher margin products manufactured by the Company. These products include valve actuators and controls, double containment piping systems, custom fittings and other specialty products including thermoplastic flow meter devices and filtration equipment. Additionally, with the start up of the Company's new wholly owned subsidiary, Quail Piping Products, Inc., the Company has positioned itself to enter new markets with its manufactured corrugated polyethylene piping systems while providing additional opportunity to increase sales of the Company's distributed products. Quail commenced production of its corrugated piping systems according to schedule in March, 1998. Although sales of products manufactured by the Company increased by 6.7% from 1996 to 1997, sales of manufactured products have increased by 60% from 1993 to 1997, from approximately $7.6 million (29.7% of total sales) to $12.1 million (32.0% of total sales). Total sales for 1997 were adversely affected by both the decrease in and the deferral of the construction of new plants within the semi-conductor industry, one of the Company's largest vertical markets, resulting in lower demand for the Company's high purity and manufactured dual containment piping systems. While sales of certain of the Company's manufactured products declined in 1997 as a result of the general downturn in the semiconductor market, the Company has repositioned itself to achieve growth in other key vertical markets and has worked aggressively to expand into new markets and into new areas of opportunity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Identify and serve markets in diverse industries. The Company seeks to continue to expand the market for its products and diversify its end user base by identifying new applications where the benefits of thermoplastics are superior to metal piping systems. In the early 1980s, virtually all of the Company's products were sold through distributors to end users in the chemical processing industry. The Company estimates that in 1997 sales to the semiconductor and chemical processing industries accounted for 16% and 28% of total sales, respectively, in comparison to 31% and 20%, respectively, in 1996; sales to federal and local governmental agencies (in connection with environmental clean up of government-owned sites and water treatment facilities) accounted for 15% and 12% in 1997 and 1996, respectively; sales to the waste management industry accounted for 9% and 8% in 1997 and 1996, respectively; while sales to the mining and aquarium industries, two targeted and growing industries for the Company, accounted for 16% and 7% in 1997 and 1996, respectively. The Company's estimates of sales to the respective industries are based on the Company's survey of its distributors and on the Company's records of shipments made directly to end users at the request of distributors. By expanding the applications for its products, the Company seeks to increase revenues, to reduce its vulnerability to economic downturns specific to the industries in which its customers operate, and to benefit from diverse market developments, including the anticipated returned growth of the semiconductor manufacturing industry, the approaching deadline for compliance with the EPA's underground storage tank regulations, and continued business concern for the protection of the environment.

     Acquire complementary product lines. The thermoplastic valve and pipe industry is fragmented, and the Company believes there are opportunities to expand its product base through acquisitions of complementary businesses and product lines. The Company believes that its current network of more than 400 United States and approximately 20 foreign distributors can serve as a marketing channel for complementary products. In the last four years, the Company expanded its product offerings with the acquisition of the PolyFlo product line, the acquisition of a line of industrial filtration equipment, a license of the technology for the manufacture of pressure relief valves and the May 1997 acquisition of the vortex flow meter division. Additionally, in July, 1997, the Company established the wholly owned subsidiary, Quail Piping Products, Inc. to manufacture and market corrugated polyethylene piping systems. Management continues to actively seek potential opportunities, including mergers and acquisitions, joint ventures, licensing, and start-up ventures that would benefit from exposure to the Company's broad and established distribution network or widen the Company's existing distribution channels.

Products

     The Company manufactures and sells thermoplastic valve actuators and controls, custom fabricated valves, proprietary double containment piping systems, industrial filtration equipment and thermoplastic flow meter devices. Products marketed and sold by the Company include thermoplastic valves and pipe supplied by AOC and Agru, respectively. In addition, the Company rents and sells specialized welding equipment for use in the installation of its piping systems. With its broad product base, the Company is able to offer its end users "one stop shopping" to meet substantially all of their requirements for thermoplastic industrial valves, pipe and piping systems.

     The following table sets forth information concerning the contribution to total sales from the Company's principal classes of products (excluding sale and rental of welding equipment):


                                                                Year ended December 31,
                                                             -----------------------------
                                                       1997                    1996                  1997
                                                       -----                   ----                  -----
                                                                        ($ in thousands)
Distributed products, including valves, pipe
  and fittings..................................     $ 21,212      60.6%      $24,579    64.9%     $24,518    64.6%
Manufactured products, including actuators and
  controls, fabricated valves and piping systems,
  filtration equipment and plastic flow meters..     $ 12,414      35.5%      $11,374    30.0%     $12,141    32.0%


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

     Actuators and controls. To meet the growing demands of industry for plant automation, reduced labor costs and increased productivity, the Company has developed electric and pneumatic actuators and controls for remote and programmable operation and control of valves. The Company's actuators and controls enable the end user to program or remotely adjust valves in response to, or in order to achieve, specified temperature, pressure, and flow rate of the transported substance, whether a liquid or gas. These products enable the end user to actuate and control precisely the valves in a system in response to process variables. Additionally, valve modifications are custom designed and fabricated by the Company to meet customer requirements, including special stems, locking devices, stem extensions, lugs, etc. The Company currently offers six basic types of actuators and controls in a variety of sizes that are adaptable to a broad spectrum of the valves that it distributes for AOC. Actuation and special valve modifications can add from $150 to $1,000 to the price of a manual valve, with a positive effect on the Company's gross margins.

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

     With the acquisition of the PolyFlo product line in 1994, the Company's double containment pipe line was expanded to include inner pipe sizes from 1 inch to 6 inches. The PolyFlo line is extruded using a patented manufacturing process.

     Filters. Many fluid flow processes include the need for filtration of the transported liquids, including chemical solutions, electroplating fluids and water, both in process and waste. The Company's AF Series Filters include a patented back-washing system that reduces waste and improves filtering efficiency. The AF Series Filters are back-washed directly to waste or recycling tanks, without operator contact, reducing the often costly waste disposal process and the potential for dangerous contamination.

     Flow meters. With increased concern from the semiconductor industry over fluid contamination in the transport of both high purity chemicals and ultra-pure deionized water for the cleaning of computer chips, in May, 1997, the Company expanded its product offerings with two new thermoplastic flow meter devices. Traditional flow meters use moving paddle wheels to measure fluid flow. These wheels are located in the fluid flow path and are a potential source of contamination. Their replacement also means that the entire line must be shut down, an expensive process for semiconductor chip manufacturers. The Company's flow meter line uses vortex shedding technology. As fluid moves past fixed structures within the flow path, vortices are formed and measured by peizoelectric crystals located within those fixed structures. The deletion of any moving parts within the flow path reduces the risk for contamination. The Company's FloSonex vortex flow meter uses ultrasonic technology for measurement, removing all electronics from the pipe's interior. This is an important feature as it removes the electronics from influence of the heat of the measured fluids and because flow meter sensor replacement can be accomplished without shutting down the line.

     Other sources of sales. The Company also rents and sells specialized welding equipment for use in the installation of its piping systems. In 1997, revenues from the rental and sale of such equipment totaled approximately $1.3 million.

     During the past three years, the Company has invested in additional manufacturing equipment and plant expansion for its operations in Malden, Massachusetts and in Magnolia, Arkansas, and in new product development, with the goal of increasing its production capability and building a broader base of manufactured products. Products that will enhance the sale of existing pipe and valve items are targeted for development. Recent products have included two electric actuators, a mini pneumatic actuator, printed circuit boards for more precise control of actuators, a fail safe battery pack, and a patented stem support assembly for landfill applications. While the Company will continue to develop new products and accessories and introduce new product lines, the Company has not incurred a material amount of expense for research and development during the past three fiscal years. In May 1997, the Company acquired the vortex division of Universal Flow Monitors, Inc. The acquired product lines include the design, development, manufacture, marketing and servicing of a line of thermoplastic vortex flow sensor products known as the "Vortex Shedding Product Line" and a new line of vortex products using ultrasonic sensing technology. The production process for the 3/4 inch ultrasonic shedding flow meter has been completed and ultrasonic meters in other sizes are currently in the development stage. In connection with this acquisition, the Company established a dedicated Research and Development department. This department is initially focusing its efforts on finalizing the development of a full range of sizes for ultrasonic flow meter, developing continued product and purity enhancements of the vortex shedding product line and working to develop digital communications between the Company's flow meters and actuators with the customers computer systems.

Distribution and Marketing

     Domestic. Substantially all of the Company's sales in the United States are made through an established network of more than 400 independent distributors, many of whom have been distributors of the Company's products for 20 years. Approximately 125 are stocking distributors, which carry an inventory of the Company's products. One distributor accounted for 26%, 23% and 32% of the Company's sales in 1995, 1996 and 1997, respectively, and 40 distributors accounted for 82%, 82% and 78%, respectively, of sales during the same period. The Company's principal distributor estimates that it sold the Company's products to not fewer than 5,000 end users in both 1996 and 1997.

     The Company supports its distributors with thirteen Company-employed sales representatives, one national sales manager of specialty products and one director of Latin American sales. The Company also has an internal group of nine employees who provide customer service and support to the Company's customer base. The Company sales force works jointly with the Company's distributors and independently to develop sales leads, which are referred to the distributors. Additional sales and marketing support is provided by the Company's staff of seven engineers and two field technicians, who are available to provide technical information on the Company's products, suggest solutions to customers' requirements and assist in the design and installation of full piping systems. The Company also promotes its products through trade shows, customer product seminars, and the use of promotional materials, including full color product brochures, advertising in trade journals, and other public relations activities.

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

     Foreign. The Company has an established network of approximately 22 foreign distributors, with 11 additional foreign non-employee sales representatives. For fiscal years 1995, 1996 and 1997, the Company had export sales of approximately $1.8 million, $1.6 million and $2.7million, respectively, primarily to Latin America. All of the Company's export sales are denominated in United States dollars.

End Users

     The Company sells substantially all of its products through distributors to a diversified end user base. A common characteristic of end users is the need for pipe, valves and related components to control, transport and contain corrosive fluids, ultrapure liquids, environmentally harmful fluids or gases. No single end user is responsible for a material portion of the Company's sales. Principal industries, representative applications and representative end users for the Company's products include:


                                    Representative
       Industry                      Applications                 Representative End Users
       --------                      ------------                 ------------------------
Chemical processing           Transfer of corrosive and         Dow Chemical, DuPont, Rohm
                              environmentally hazardous         & Haas, P.P.G., Clorox, B.F. Goodrich,
                              chemicals                         and Kerr McGee

Semiconductor                 Transfer of deionized water,      IBM, Motorola, Texas Instruments,
manufacturing                 ultra pure chemicals and          Micron Technology, Advanced Micro
                              chemical waste                    Devices, National Semiconductor, IBM,
                                                                Samsung Semiconductor, and Matsushita

Landfill                      Collection of methane gas         WMX Technologies, Laidlaw Waste
                              and  leachate                     Systems, Inc. and Browning Ferris Industries

Aquariums                     Automated circulation of salt     New Orleans, Monterey Bay, Tampa Bay,
                              water and life support systems    Albuquerque BioPark, Omaha, Long Beach
                                                                National Aquarium, China Aquarium and
                                                                Colorado Ocean Journey

Federal Facilities            Soil remediation and transfer of  Aberdeen Proving Grounds, Tinker
                              hazardous waste                   Air Force Base, Hill Air Force
                                                                Base, Tooele Army Base, Fort
                                                                Belvoir Defense Laboratory, Nevada
                                                                Test Site and China Lake

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

Pharmaceutical                Transfer of chemical waste        Schering-Plough, Eli Lilly, Abbott
                                                                Labs, Merck and Bristol-Myers
                                                                Squibb


Suppliers

     The Company has exclusive distribution agreements in defined territories for substantially all of the valves and fittings and certain of the pipe sold by the Company. The Company has been the exclusive master distributor of a broad line of valves and related accessories for AOC in the United States, Latin America and the Caribbean since 1977, and is currently in the ninth year of a ten year agreement with AOC, Nichimen Corporation and Nichimen America which runs through December 31, 1999. While the agreement is in force, the Company may not purchase competing products from any other manufacturer. Under the agreement, the Company must use its best efforts to market AOC's valves in its territory and has agreed to purchase at least $140 million of products from AOC over the term of the agreement. There are no minimum annual purchase requirements, but there are annual guidelines attached to the contract. Through December 31, 1997, the Company had purchased approximately $71.4 million of product from AOC, with the purchases in the years ended December 31, 1995, 1996 and 1997 totaling approximately $10.0 million, $10.4 million and $9.7million respectively. Total purchases through December 31, 1997, were approximately $29.0 million behind the annual guidelines on a cumulative basis. The Company's prior contracts with AOC included similar cumulative and annual purchase provisions, and AOC has always agreed to extend or enter into a new contract with the Company regardless of its compliance with such terms. However, no assurances can be given that AOC will agree to renew its contract with the Company at the end of the current term. The Company is currently negotiating an extension of its distribution agreement beyond the year 1999. AOC is a principal stockholder of the Company.

     AOC, which manufactures the valves it supplies to the Company at its plant in Japan, warrants that its products are merchantable and free from defects in material and workmanship, and indemnifies the Company against losses or claims arising from the sale of the products. In the case of defective products, AOC agrees to repair or replace the products. In addition, AOC must maintain a minimum of $3.0 million of product liability insurance that includes the Company as a named insured. The Company may not distribute products produced by third parties that compete with the products it purchases from AOC. Purchases by the Company are made under written purchase orders. Once an order is accepted, it may not be canceled except by agreement of the parties; AOC may not reject an order unreasonably or in bad faith. Either party may terminate the agreement if the other party defaults and the default continues for 30 days after notice or if the other party becomes subject to a bankruptcy or insolvency proceeding.

     A large percentage of the pipe and fittings sold by the Company is supplied by Agru under a five-year distribution agreement, which was amended and restated effective as of January 1, 1995. Under the agreement, the Company has exclusive distribution rights in the United States for certain products (PP, PVDF, and Halar fittings and pipe, and PVDF welding equipment) and non-exclusive rights for other products. The Company may not purchase products that compete with the exclusive products unless Agru is unable to deliver products within four weeks of order. Agru is obligated to repair or replace any defective product it supplies. The Company is obligated to make minimum purchases from Agru each year, using 1994 total purchases of $3.1 million as a base. If purchases in any year decline by 20% or more from the base, Agru may terminate the contract at the end of the following year unless purchases in that year equal or exceed $3.1 million in which case the contract continues in force. During the year ended December 31, 1997, the Company's purchases from Agru totaled approximately $4.4 million. The agreement is terminable in the event of serious breach which is not cured within three months of notice, and in the event of the bankruptcy or insolvency of either party. Unless either party gives notice of termination not less than 12 months prior to the end of the terms, the contract automatically extends for five years.

     While there are other sources of supply for the products which the Company purchases from AOC and Agru, the Company is not aware of other single sources of supply that offer the variety and quality of products they produce. In addition, several sources of supply have existing exclusive arrangements with other companies that would preclude dealing with the Company. The Company's supply arrangements with AOC and Agru are also subject to all of the usual risks of foreign trade. The loss of either AOC or Agru as a supplier or the imposition of restrictions on foreign trade could have a material adverse effect on the Company. The Company believes its relationships with these two suppliers are excellent.

Manufacturing and Distribution

     The Company has a technical support and engineering department of seven professionals with an additional two professionals serving as field technicians, who support the Company's sales and marketing activities and provide solutions to special end user customer requirements, such as modifications of valves and special piping system designs. The department has designed a number of actuators and accessories that are sold in conjunction with the Company's valves. In addition, the department assists end user customers in the design, engineering and installation of complete piping systems.

     At its Malden, Massachusetts facility, the Company manufactures and assembles a variety of valve actuators, valve/actuator assemblies and accessories, including, among others, industrial filtration equipment and thermoplastic flow meter devices. The Company also operates a "clean room" for the fabrication and cleaning of ultrapure water piping systems for the semiconductor industry. In addition, the Company fabricates double containment piping systems and assists the end user customer (or its mechanical contractor) with on-site installation and testing. The Company rents and sells specialized welding equipment to customers and contractors for this purpose. Additionally, in conjunction with the Company's May 1, 1997 acquisition of the plastic flow meter division of Universal Flow Monitors, Inc., the Company has expanded its manufacturing capabilities to include the full manufacturing, machining and testing of both the flow sensing and ultrasonic flow meters. The Company's newly established wholly owned subsidiary, Quail Piping Products, Inc. commenced production of corrugated polyethylene piping systems according to schedule in March 1998. The full extrusion and corrugating process takes place at Quail's Magnolia, Arkansas facility.

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

     The Company purchases and maintains an inventory of valves, pipe, fittings and related fluid flow components and products, in anticipation of customer orders. The Company has warehouse facilities at its principal offices in Malden, Massachusetts. Because lead times for delivery from its principal suppliers are long, the Company carries significant inventory in relation to sales in order to be able to meet delivery requirements of its distributors and end user customers. Approximately 125 of the Company's distributors also stock inventory, principally valves and valve accessories. Quail, which will maintain inventory of pipe, also has adequate warehousing capacity at its Magnolia, Arkansas facility.

Competition

     The industrial valve, pipe and fittings market is very fragmented, with many manufacturers and suppliers. The Company estimates that there are more than 100 suppliers of metal valves and at least a dozen suppliers of thermoplastic valves. There are also many suppliers of both metal and plastic pipe and fittings. There is no single company that dominates the market for either thermoplastic industrial valves or pipe. The Company believes that there are two companies which have significant shares of both markets, and one additional significant competitor in the valve market and three additional significant competitors in the pipe market. Of its competitors, the Company is aware of only one competitor that offers a comparable variety of thermoplastic valve and pipe products as the Company. Many of the Company's competitors, especially manufacturers of metal valves and pipe, have substantially greater financial, marketing, personnel and other resources than the Company. A 1995 market study, commissioned by the Company, indicated that the Company had one of the largest shares of the United States market for industrial thermoplastic valves. With its ability to provide complete fluid flow solutions to customers, the Company believes that it continues to hold this market share.

     Suppliers of industrial valves, pipe and piping systems, whether metal or plastic, compete primarily on the basis of price, performance and service to the customer or end user. In applications requiring high performance of the valves and pipe in terms of temperature, pressure and durability, the Company believes that its products compete favorably in terms of performance, price and lifetime cost with metal products available for the same applications. In certain applications, alternative plastic products may be available at lower prices than the Company's products. The Company believes, however, that many end users are willing to pay higher prices for the Company's products in exchange for the higher quality and service that the Company offers. The Company believes that its competitive advantages include the breadth of its valve, actuator and pipe product lines and its ability to supply complete piping systems, including custom fabricated components, flow meter devices and industrial filtration equipment. The Company believes that it has an advantage over other manufacturers of valve actuation and piping products because of its ability to offer "one stop shopping" to the end user.

Joint Venture

     In February 1990, the Company established a joint venture with Watts Industries, Inc. ("Watts"), a United States manufacturer of metal valves, for the development of an electric actuator to supply the partners' respective needs. The two companies co-funded the tooling of the product, and the Company manufactures the product for sale by the Company through its regular distribution network and for sale to Watts, as OEM products, at a discounted price. The employees of both companies executed confidentiality agreements to protect the confidential and proprietary information possessed by each company and utilized in the development of the actuator. All technology, information, material and data developed pursuant to the joint venture as well as any trademarks, patents, copyrights or other property interest that may result from the joint venture, is the joint and several property of the Company and Watts. Development of the product was completed in August 1992, and all manufacturing of the product line is done in the Company's plant.

Patents and Trademarks

     The Company exclusively owns six United States patents relating to its double containment pipe assemblies, seven United States patents relating to actuators and accessories used in conjunction with plastic valves, as well as two corresponding Canadian patents and two corresponding Canadian patent applications, and one United States patent relating to the filter backwashing system. Additionally, in conjunction with the May 1997 acquisition of the vortex flow meter division of Universal Flow Monitors, Inc., the Company acquired a United States patent and two United States patent applications relating to ultrasonic vortex flow meters. Subsequently, the Company filed eleven patent applications, in Europe, Japan, China, Taiwan and Korea. All of the United States patents have been issued since December 1985, and extend at least until 2002. In addition, the Company owns 29 United States trademark registrations and five pending trademark registrations. The trademark registrations, which are renewable by their terms in the ordinary course of business, cover various products offered for sale by the Company. The Company also owns copyright registration for its catalogs and design guides, as well as for the printed circuit boards it has developed for use in its valve actuators.

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

     In July 1997, the United States Patent and Trademark Office reconfirmed the validity of a patent owned by the Company (the "544 Patent"). In August 1997, the Company instituted a patent infringement suit in the United States District Court in New York (the "District Court") against MFRI, Inc. of Niles, Illinois, and its associated companies, Perma-Pipe, Inc., Midwesco, Simtech, Inc. and Mr.
I. Wayne James, President of Simtech (and former employee of the Company). At the September 10, 1997 Hearing, the District Court ordered an expedited trial to commence December 8, 1997. The trial was conducted during the period December 8-11, 1997, and the final post-trial briefs were filed on January 13, 1998. The Court has yet to render a decision with respect to this trial. In the fourth quarter of 1997, the Company incurred approximately $400,000 in legal expenses related to this patent issue. These expenses reduced net income by approximately $226,000 or $.07 diluted earnings per share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Schedules".

Employees

     As of December 31, 1997, the Company had a work force of 138 people, of which 22 are executive and administrative personnel, 30 are engaged in sales and marketing, 10 are engineering staff, 2 are research and development personnel and 74 are engaged in manufacturing, fabricating and warehouse operations. At December 31, 1997, the Company's wholly owned subsidiary, Quail Piping Products, Inc., had a work force of 6 people, of which 4 are engaged in the construction and build out of the company's Arkansas facility and 2 are administrative personnel. None of the Company's, or its subsidiary's, employees are covered by a collective bargaining agreement. The Company believes its labor relations to be good.

Item 2. PROPERTIES

     The Company's executive offices and manufacturing/warehouse facility, comprised of approximately 94,000 square feet, is located in a modern facility in Malden, Massachusetts. The Company considers its facility to be in good operating condition and suitable for the purposes for which it is used.

     The Company's wholly owned subsidiary Quail Piping Products, Inc. conducts its manufacturing at a 18,400 square foot, 7.6 acre facility in Magnolia, Arkansas. The facility was purchased in October, 1997 and required certain improvements to accommodate Quail's manufacturing process. The facility is now in good operating condition and suitable for the purpose for which it is to be used. Quail commenced manufacturing activities in March, 1998.

Item 3. LEGAL PROCEEDINGS

     The Company is a plaintiff in a patent infringement lawsuit. See "Business -Patents and Trademarks".

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company submitted no matter to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Common Stock of Asahi/America, Inc. is traded on the Nasdaq National Market System under the symbol ASAM. The following table sets forth the range of high and low selling prices for the Common Stock of the Company for the fiscal periods indicated, as reported on the Nasdaq National Market System. This information reflects inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.


Fiscal 1997                     High                 Low
-----------                     ----                 ---

       First Quarter             9.00               6.00

       Second Quarter            8.25               5.75

       Third Quarter             8.00               5.50

       Fourth Quarter            7.50               5.25


On March 2, 1998, there were 150 record holders of the Company's Common Stock. The Company believes the actual number of beneficial owners of the Common Stock is greater than the stated number of holders of record because a large number of shares of the Company's Common Stock is held in custodial or nominee accounts for the benefit of persons other than the record holder.

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



                                                                        Year ended December 31,
                                                         ------------------------------------------------------
                                                         1993       1994          1995       1996          1997
                                                         ----       ----          ----       ----          ----
                                                      (In thousands, except per share data)


Statements of Operations Data:
Net sales.....................................          $25,514   $ 28,518      $ 34,998   $ 37,894      $ 37,934
Cost of goods sold.............................          17,021     18,608        23,409     24,346        24,173
Foreign currency (gains) losses................              48         47          (391)      (378)         (345)
                                                        -------    -------        -------     ------        ------
    Gross profit...............................           8,445      9,863        11,980     13,926        14,106
Operating Expenses:
   Research and development....................               -          -             -          -           186
   Selling, general and administrative
     expenses..................................           7,201      7,613         8,682      9,751        10,647(A)
                                                        -------    -------       -------     ------       ---------

 Total operating expenses......................           7,201      7,613         8,682      9,751        10,833
Income from operations.........................           1,244      2,250         3,298      4,175         3,273
Interest expense, net..........................             391        536           713        196           201
                                                        -------    -------       -------     ------        ------
Income before minority interest and provision
  for income taxes.............................             853      1,714         2,585      3,979         3,072
Minority interest in income of
  consolidated joint venture...................             (66)        --            --         --            --
                                                         -------   -------      --------     ------      --------
Income before provision for income taxes.......             787      1,714         2,585      3,979         3,072
Provision for  income taxes....................             168        596         1,000      1,541         1,290
                                                        -------    -------       -------     ------        ------
    Net income ................................         $   619    $ 1,118      $  1,585   $  2,438       $ 1,782(A)
                                                        =======    =======       =======   ========       =======

    Basic earnings per share...................         $   .30    $   .48      $    .68       $.82       $   .53(A)
                                                        =======    =======      ========   ========       =========


    Diluted earnings per share.................         $   .30    $   .48      $    .68    $   .82       $   .53(A)
                                                        =======    =======      ========    =======       =======

Weighted average number of common
    shares outstanding ........................           2,048      2,340         2,340      2,973         3,349

Weighted average number of  shares
     outstanding, assuming dilution .........             2,048      2,340         2,340      2,988         3,349

(A) Amounts include approximately $400 of legal expenses incurred by the Company related to a patent infringement lawsuit whereby the Company is enforcing its US patent rights against a major competitor. The final decision from the December 8, 1997 bench trial has yet to be rendered. The above mentioned expenses reduced net income and both basic and diluted earnings per share by approximately $226 or $.07, respectively, for the year ended December 31, 1997.


                                                                             December 31,
                                                          -------------------------------------------------------
                                                          1993       1994         1995         1996          1997
                                                          ----       ----         ----         ----          ----
                                                                   (In thousands)
Balance Sheet Data:
Working capital.......................                  $ 2,902    $2,116       $ 3,850     $ 9,976       $   7,503
Total assets..........................                   13,023    21,308        22,452      28,443          32,049
Long-term liabilities.................                      490     4,583         5,313       4,992           5,875
Total liabilities.....................                    8,312    15,479        15,018      12,239          13,448
Retained earnings (deficit)...........                   (2,278)   (1,160)          426       2,864           4,646
Stockholders' equity..................                    4,711     5,829         7,434      16,204          18,601

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a manufacturer and master distributor of thermoplastic valves, piping systems, flow meter devices, filtration equipment and components manufactured by the Company and others for use in a variety of environmentally sensitive and industrial applications including semiconductor manufacturing, chemical processing, waste and water treatment processing and pharmaceutical manufacturing, as well as for use in mining, aquarium and other industries. Manufactured products include valve actuators and controls, specialized valve assemblies, double containment piping systems, thermoplastic flow meter devices and filtration equipment. Distributed products consist principally of thermoplastic valves, pipe and fittings which are purchased from two major foreign suppliers under long term supply agreements. The Company also realizes revenue for the rental and sale to contractors and end user customers of specialized welding equipment that is used in connection with the installation of the Company's piping systems.

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


Results of Operations

The following table sets forth, for the periods indicated, the Company's net sales as well as certain income and expense items, expressed as a percentage of sales:


                                                            Year Ended December 31,
                                                            -----------------------
                                                          1995          1996         1997
                                                          ----          ----         ----
Net sales                                                100.0%        100.0%       100.0%
Cost of goods sold                                        65.8          63.3         62.8
                                                        ------        ------       -------
     Gross Profit                                         34.2          36.7         37.2
Research and development expenses                            -             -          0.5
Selling, general and administrative expenses              24.8          25.7         28.1(A)
                                                        ------         -----        -----
     Income from operations                                9.4          11.0          8.6
Interest expense, net                                      2.0           0.5          0.5
                                                        -------       -------       -----
Income before provision for income taxes                   7.4          10.5          8.1
Provision for income taxes                                 2.9           4.1          3.4
                                                        -------       -------       -----
      Net income                                           4.5           6.4          4.7(A)

(A) Amounts include approximately $400, or 1.0% of sales, of legal expenses incurred by the Company related to a patent infringement lawsuit whereby the Company is enforcing its US patent rights against a major competitor. The final decision from the December 8, 1997 bench trial has yet to be rendered. The above mentioned expenses reduced net income and both basic and diluted earnings per share by approximately $226, (.60% of sales), or $.07, respectively, for the year ended December 31, 1997.

Years Ended December 31, 1997 and December 31, 1996

Net sales for the year ended December 31, 1997 were $37.9 million, relatively unchanged from 1996. The Company experienced increases in sales from its distributed valve and manufactured actuation products primarily as a result of increased demand from and direct sales efforts to the chemical processing and mining industries. Sales of distributed valves benefited from the favorable movement of the US dollar against the Japanese yen. As a result of the favorable movement of the US dollar, the Company has been able to be competitive with its pricing of distributed valves, achieving growth in certain of its key vertical markets and expanding into new markets as well. Sales for 1997 also benefited from the May 1997 acquisition of the flow meter division of Universal Flow Monitors, Inc. The Company integrated the new manufacturing process into its Malden, Massachusetts facility according to plan and was able to achieve positive results from its operation. Sales in 1997 were adversely affected by decreased demand for the Company's high purity and manufactured dual containment piping systems and the related decline in the sale and rental of welding equipment, for which sales decreased significantly in 1997 as compared to 1996. This decrease is directly attributable to the deferral of and the decrease in the construction of new plants within the semiconductor industry, the Company's largest vertical market in 1996. Sales to the semiconductor industry represented approximately 31% of the Company's total sales in 1996 as compared to approximately 16% in 1997.

Gross profit as a percentage of sales (gross margin) for the year ended December 31, 1997 improved 0.5 percentage points, or 1.4%, to 37.2% from 36.7% in 1996, due to the overall increase in the Company's sales of manufactured products coupled with the lower average product costs for certain of the Company's distributed products, associated with the continued favorable movement of the US dollar against the Japanese yen and the related impact due to the Company's LIFO method of costing inventory. Sales generated from the newly acquired flow meter division coupled with an increase in sales of actuation products and filtration equipment offset the decline in sales of the Company's dual containment piping systems, leading to the overall increase in sales of manufactured product and contributing to the increase in gross margin. Although the Company instituted a price increase on certain of its distributed products in 1997, aggressive pricing to promote the sales of these items offset the gross margin effects of the price increase. The 1997 gross profit included foreign currency gains aggregating $345,000.

Selling, general and administrative expenses were $10.6 million for the year ended December 31, 1997 as compared to $9.8 million in 1996. Selling, general and administrative expenses as a percentage of net sales were 28.1% in 1997 as compared to 25.7% in 1996. Included in selling, general and administrative expenses for 1997 are approximately $400,000, or 1.0% of sales, of legal expenses incurred by the Company related to a patent infringement lawsuit whereby the Company is enforcing its US patent rights against a major competitor. The final decision from the December 8, 1997 bench trial has yet to be rendered. The above mentioned expenses reduced net income and both basic and diluted earnings per share by approximately $226,000 or $.07, respectively, for the year ended December 31, 1997. Additionally, selling, general and administrative expenses increased in 1997 over 1996 due to increased amortization expense as a result of the Company's May, 1997 acquisition, higher operating costs to support the approximate 38,000 square foot expansion in office, plant and warehouse capacity, increased payroll in support of anticipated 1997 sales volumes and an increase in promotion and advertising expenses to facilitate sales opportunities in new and existing markets.

In connection with the Company's May, 1997 acquisition of the flow meter division of Universal Flow Monitors, Inc., the Company established a dedicated Research and Development department. This department is initially focusing its efforts on finalizing the development of a full range of sizes for ultrasonic flow meter, developing continued product and purity enhancements of the vortex shedding product line and working to develop digital communications between the Company's flow meters and actuators with the customers computer systems.

Interest expense decreased $39,000, to $300,000, for the year ended December 31, 1997 due to lower average interest rates on borrowings on the Company's line of credit in 1997 as compared to 1996 and due to decreases in interest on the Company's Industrial Revenue Bonds and capital lease obligations.

Years Ended December 31, 1996 and December 31, 1995

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

Export sales were 5%, 4% and 7% of net sales for the years ended December 31, 1995, 1996 and 1997, respectively. Sales to the Company's major customer represented 26%, 23% and 32% of net sales during the same three year period.

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

Interest expense for the year ended December 31, 1996, consisting principally of interest on its Industrial Revenue Bonds and capital lease obligations, was $339,000 as compared to $714,000 in 1995. The decrease is due to the Company paying down the entire balance of its bank line of credit following the initial public offering in May 1996. Lower average borrowings and lower interest rates prior to the initial public offering also contributed to lower expense in 1996 as compared to 1995

The provision for income taxes was $1.3 million for the year ended December 31, 1997, as compared to $1.5 million in 1996 and $1.0 million in 1995. The Company's effective income tax rate was 42.0% in 1997 versus 38.7% in 1996 and 1995.

Liquidity and Capital Resources

The Company has financed its operations through cash generated from operations, the sale of equity securities, borrowings under lines of credit and Industrial Revenue Bond financings. In addition, the Company has benefited from favorable payment terms under a $6 million open account arrangement for the purchase of Japanese valve products, as to which the majority of its purchases are at payment terms of 180 days after the bill of lading date.

In January, 1997, the Company and its bank executed a loan agreement providing for up to $10 million of borrowing. The loan agreement consists of two facilities including a $5 million committed revolving credit line (the Committed
Line) and a $5 million discretionary revolving credit line (the Discretionary
Line). Interest under both facilities is payable monthly and is based on either LIBOR plus 1.65% or Prime, as elected by the Company at each borrowing date. The Committed Line includes a 1/4% facility fee on unused borrowings and requires principal repayment not later than September 30, 1998. Borrowings under the Discretionary Line are payable upon demand. The Discretionary Line expired September 30, 1997. As of December 31, 1997, the Company had $1,000,000 outstanding under the Committed Line.

In January, 1998, the Company and its bank agreed on a term sheet for an $11 million secured, committed revolving line of credit, and are currently in the process of finalizing the loan agreement. The lines of credit are secured by substantially all assets of the Company and the $11 million line extends through January 31, 2000. Interest of this credit line is based on the prime rate or LIBOR plus 1.55% to 2.40%. There is an unused line fee ranging from .15% to .25%. The credit line is for working capital and merger and acquisition purposes.

On May 1, 1997, the Company acquired the plastic flow meter division and related assets of Universal Flow Monitors, Inc. and The Rosaen Company including, two product lines with related inventory, equipment, patents and patent application rights. The total purchase price of $3.0 million was paid with cash and through borrowings on the Company's revolving credit line. The Company accounted for the acquisition as a purchase.

In July, 1997, the Company established a wholly-owned subsidiary, Quail Piping Products, Inc. to manufacture and market corrugated polyethylene piping systems for use in water, sewer and drain applications. The facility and manufacturing equipment, which are located in Magnolia, Arkansas, are being financed by Arkansas Industrial Revenue Bonds totaling $4.3 million. As of December 31, 1997, the Company had expended approximately $1.5 in connection with the purchase of the facility and equipment for use in Quail's operations. Quail commenced production according to schedule in March 1998. Payments on the bonds begin in January 1998, with equal monthly principal payments and extend until December 2007. The bonds bear interest at 5.89%.

At December 31, 1997 cash and cash equivalents were $916,000.

The Company generated $2.1 million of cash flow from operations during the year ended December 31, 1997 as compared to $3.5 million for the same period of 1996. This decrease is primarily due to a lower net income level coupled with the operating cash flow impact associated with changes in asset and liability accounts from December 31, 1997 to December 31, 1996 as compared to December 31, 1996 to December 31, 1995. Receivables at December 31, 1997 decreased $1.1 million, or 20%, from December 31, 1996 due mainly to improved collections processes with certain of the Company's larger customers.. Inventories were $9.3 million at December 31, 1997, up $663,000 from 1996, reflecting the Company's increased inventory investment for newer product lines and shortfall from anticipated sales levels. Accounts payable and accrued expenses were $5.8 million at December 31, 1997 as compared to $7.0 million at December 31, 1996, reflective in the timing of payments to the Company's principal supplier of inventory and the reduction of certain of the Company's performance related accrued expenses.

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

Year 2000 Issues. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, many date sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company utilizes software and related technologies throughout its business that will be affected by the date change in the Year 2000. An internal study is currently under way to determine the full scope and related costs to insure that the Company's systems continue to meet its internal needs and those of its customers. The Company began incurring expenses in 1997 to resolve this issue. All expenditures will be expensed as incurred and they are not expected to have a significant impact on the Company's ongoing results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Report on page .

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

Information required by Part III (Items 10 through 13) is incorporated by reference to the Company's definitive proxy statement, for its annual meeting of stockholders to be held on May 27, 1998, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, on or before April 30, 1998. If for any reason such a statement is not filed within such a period, this Report will be appropriately amended.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

        (a) (1) and (2): The response to this portion of Item 14 is submitted as a separate section of this report on page .

        (a) (3) Exhibits:

Exhibit
Number          Description
------          -----------

3.1*            Restated Articles of Organization of the Registrant.

3.2*            Bylaws of the Registrant, as amended to date.

4.1*            1996 Equity Incentive Plan.

4.2* Independent (Non-Employee and Non-Five Percent Stockholder) Directors' Stock Option Plan.

4.3**           Employee Stock Purchase Plan

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

4.4.2* Bond Purchase Agreement by and among Tucker Anthony Incorporated and Massachusetts Industrial Finance Agency and the Registrant.

4.4.3* Reimbursement Agreement between the Registrant and Citizens Trust Company dated as of March 1, 1994.

9.1*            Asahi/America, Inc. Voting Trust Agreement dated January 11,
                1993.

10.1* Distribution Agreement dated April 1, 1993, among Asahi Yukizai Kogyo Co., Ltd., Nichimen Corporation, Nichimen America
                Inc. and Registrant.

10.1.1***       Equipment Purchase Agreement, dated August 13, 1997 by and between Unicor Plastic Machinery, Inc. and Asahi/America, Inc.

10.2 Employment Agreement (Restated) dated as of January 1, 1996 by and between Registrant and Leslie B. Lewis.

10.2.1*         Life insurance policy covering Leslie B. Lewis.

10.2.2* Employment Agreement dated as of April 22, 1996 by and between Registrant and Kozo Terada.

10.3* Master Equipment Lease No. 9000118 between Registrant (Lessee) and Citizens Leasing Corporation (Lessor) dated September 23, 1993.

10.3.1* First Amendment to Lease Schedule by and between Citizens Leasing Corporation and Registrant dated March 11, 1994.

10.4.1** Credit Agreement between Registrant and Citizens Bank of Massachusetts dated as of January 23, 1997.

10.4.2** Revolving Credit Note in favor of Citizens Bank of Massachusetts dated as of January 23, 1997.

10.4.3** Discretionary Credit Line Note in favor of Citizens Bank of Massachusetts dated as of January 23, 1997.

10.5* Restated Contract dated as of January 1, 1995 between Registrant and Agru-Alois Gruber GmbH.

10.6* Agreement entered into as of July 26, 1995 by and between Registrant and Watts Industries, Inc.

10.8* Consulting Agreement dated January 8, 1995 by and between Registrant and Bloomberg Associates, Inc.

10.9* Purchase and Sale Agreement dated as of February 2, 1996 by and between Manganaro Realty Associates and Registrant.

10.10* Purchase and Sale Agreement dated as of March 11, 1996 by and between Asahi/America Co., Inc. and Creative Filtration Systems, Inc.

10.11 Letter Agreement regarding security interest dated December 30, 1997 by the Registrant and Asahi Engineered Products, Inc. in favor of Citizens Bank of Massachusetts, Inc.

10.12 Loan Agreement (Equipment) among GE Capital Public Finance, Inc., Lender, Arkansas Development Finance Authority, Issuer, and Quail Piping Products, Inc., Borrower, dated as of November 1, 1997.

10.13 Loan Agreement (Real Estate) among GE Capital Public Finance, Inc., Lender, Arkansas Development Finance Authority, Issuer, and Quail Piping Products, Inc., Borrower, dated as of November 1, 1997.

10.14 Guaranty and Negative Pledge Agreement in favor of Registrant and GE Capital Public Finance, Inc.

21.1            Subsidiaries of the Registrant

23              Consent of Arthur Andersen LLP

27.1            Financial Data Schedule

27.2            Financial Data Schedule (Restated)
--------------------------------------------------

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 as amended (File No. 333-2314)

**  Incorporated by reference to the Registrant's 1996 Form 10K (File No.
    0-28322)

*** Incorporated by reference to the Registrant's September 30, 1997 Form 10Q
    (File No. 0-28322)



         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March 1998.


                                                     ASAHI/AMERICA, INC.



                                                     By: /s/ Leslie B. Lewis
                                                         -------------------
                                                         Leslie B. Lewis
                                                          Principal Executive
                                                           Officer and
                                                            President



     Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in their capacities and on the dates indicated.


/s/ Leslie B. Lewis             Principal Executive Officer,     March 24, 1998
-------------------             President and
Leslie B. Lewis                 Director


/s/ Nannette S. Lewis           Director                         March 24, 1998
---------------------
Nannette S. Lewis


/s/ Masashi Uesugi              Director                         March 24, 1998
------------------
Masashi Uesugi


                                Director
------------------
Masahiro Inoue


/s/ Kozo Terada                 Vice President,                  March 24, 1998
---------------                 Treasurer and
Kozo Terada                     Principal Financial
                                and Accounting Officer


/s/ Samuel J. Gerson            Director                         March 24, 1998
--------------------
Samuel J. Gerson


/s/ Jeffrey C. Bloomberg        Director                         March 24, 1998
------------------------
Jeffrey C. Bloomberg

                       ASAHI/AMERICA, INC. AND SUBSIDIARY

                                    FORM 10-K
                         ITEMS 8 AND 14 (a) (1) AND (2)


                   INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of the registrant and its subsidiary required to be included in Items 8 and 14 (a) (1) are listed below:

                                                                            Page
Report of Independent Public Accountants                                     F-2
Consolidated balance sheets as of December 31, 1996 and 1997                 F-3
For the years ended December 31, 1995, 1996 and 1997:
         Consolidated statements of operations                               F-4
         Consolidated statements of stockholders' equity                     F-5
         Consolidated statements of cash flows                               F-6
Notes to Consolidated financial statements                                   F-7

The following financial statement schedule of the Registrant and its subsidiary is included in Item 14(a) (2):

     Consolidated financial statement schedules for the years ended December 31, 1995, 1996 and 1997:

     Not applicable.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-2

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1996 AND 1997             F-3

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED
DECEMBER 31, 1995, 1996 AND 1997                                         F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997                     F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 1995, 1996 AND 1997                                         F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Asahi/America, Inc.:

We have audited the accompanying consolidated balance sheets of Asahi/America, Inc. (a Massachusetts corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asahi/America, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                    /s/ ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 20, 1998

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1996 AND 1997


                                                        ASSETS
                                                                                            1996              1997
CURRENT ASSETS:
   Cash and cash equivalents                                                           $   3,027,824    $     915,601
   Accounts receivable, less allowance for doubtful accounts of approximately              5,291,324        4,212,867
     $283,000 in 1996 and $263,000 in 1997
   Inventories                                                                             8,672,969        9,335,982
   Prepaid expenses and other current assets                                                 230,366          611,389
                                                                                     ---------------  ---------------

         Total current assets                                                             17,222,483       15,075,839
                                                                                     ---------------  ---------------

PROPERTY AND EQUIPMENT, NET                                                                9,868,483       11,754,268
                                                                                     ---------------  ---------------

OTHER ASSETS:
   Goodwill, net of accumulated amortization of $1,379,647 in 1996 and $1,653,868            778,281        2,470,335
     in 1997
   Other, net                                                                                574,041        2,748,438
                                                                                     ---------------  ---------------

         Total other assets                                                                1,352,322        5,218,773
                                                                                     ---------------  ---------------

                                                                                       $  28,443,288    $  32,048,880
                                                                                       =============    =============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Demand note payable to a bank                                                       $           -    $   1,000,000
   Current portion of MIFA obligations                                                       135,000          145,000
   Current portion of GECPF obligations                                                            -          430,000
   Current portion of capital lease obligations                                              107,860          149,326
   Accounts payable                                                                        5,390,198        4,857,107
   Accrued expenses                                                                        1,613,539          991,786
   Deferred income taxes                                                                     933,000          734,000
                                                                                     ---------------  ---------------

         Total current liabilities                                                         8,179,597        8,307,219
                                                                                     ---------------  ---------------

MIFA OBLIGATIONS, LESS CURRENT PORTION                                                     3,760,000        3,615,000
                                                                                     ---------------  ---------------

GECPF OBLIGATIONS, LESS CURRENT PORTION                                                            -        1,047,292
                                                                                     ---------------  ---------------

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                                              206,223          301,873
                                                                                     ---------------  ---------------

DEFERRED INCOME TAXES                                                                         93,000          177,000
                                                                                     ---------------  ---------------

COMMITMENTS (Notes 8, 9, 12, 13 and 17)

STOCKHOLDERS' EQUITY:
   Preferred stock, $10.00 par value-
     Authorized--1,000,000 shares
     Issued and outstanding--none                                                                  -                -
   Common stock, no par value-
     Authorized--10,000,000 shares
     Issued and outstanding--3,340,000 and 3,358,669 shares at December 31, 1996          13,504,154       13,603,333
     and 1997, respectively
   Additional paid-in capital                                                                134,130          579,130
   Retained earnings                                                                       2,863,684        4,645,533
                                                                                     ---------------  ---------------
                                                                                          16,501,968       18,827,996

   Less--Note receivable from stockholder/officer                                            297,500          227,500
                                                                                     ---------------  ---------------

         Total stockholders' equity                                                       16,204,468       18,600,496
                                                                                     ---------------  ---------------

                                                                                       $  28,443,288    $  32,048,880
                                                                                       =============    =============

   The accompanying notes are an integral part of these consolidated financial statements.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                                         1995             1996              1997

NET SALES                                                          $    34,997,567   $    37,894,238  $    37,934,003

COST OF GOODS SOLD                                                      23,018,043        23,968,230       23,827,618
                                                                   ---------------   ---------------  ---------------

         Gross profit                                                   11,979,524        13,926,008       14,106,385

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (NOTE 17)                   8,681,252         9,751,265       10,647,716

RESEARCH AND DEVELOPMENT                                                         -                 -          185,830
                                                                   ---------------   ---------------  ---------------

         Income from operations                                          3,298,272         4,174,743        3,272,839

INTEREST INCOME                                                              1,140           143,606           98,705

INTEREST EXPENSE                                                          (714,346)         (339,197)        (299,695)
                                                                   ---------------   ---------------  ---------------

         Income before provision for income taxes                        2,585,066         3,979,152        3,071,849

PROVISION FOR INCOME TAXES                                               1,000,000         1,541,000        1,290,000
                                                                   ---------------   ---------------  ---------------

         Net income                                                $     1,585,066   $     2,438,152  $     1,781,849
                                                                   ===============   ===============  ===============

BASIC EARNINGS PER SHARE (Note 2(i))                                    $  .68            $  .82           $  .53
                                                                        ======            ======           ======

DILUTED EARNINGS PER SHARE (Note 2(i))                                  $  .68            $  .82           $  .53
                                                                        ======            ======           ======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                          2,340,000         2,972,877        3,349,335
                                                                   =============     =============    =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, ASSUMING DILUTION       2,340,000        2,987,932         3,349,335
                                                                   =============        =========     =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                                                  Common Stock               Additional


                                                                       Number of Shares    No Par Value    Paid-in Capital

BALANCE, DECEMBER 31, 1994                                                  2,340,000    $    7,338,283    $            -

   Compensation expense related to stockholder's stock repurchase                   -                 -            20,163
   rights

   Net income                                                                       -                 -                 -
                                                                       --------------    --------------    --------------

BALANCE, DECEMBER 31, 1995                                                  2,340,000         7,338,283            20,163

   Initial public offering of common stock, net of issuance costs of        1,000,000         6,165,871                 -
   $1,334,129

   Proceeds from note receivable from stockholder/officer                           -                 -                 -

   Exercise of stockholder's stock repurchase rights                                -                 -           113,967

   Net income                                                                       -                 -                 -
                                                                       --------------    --------------    --------------

BALANCE, DECEMBER 31, 1996                                                  3,340,000        13,504,154           134,130

   Issuance of stock under Employee Stock Purchase Plan                        18,669            99,179                 -

   Proceeds from note receivable from stockholder/officer                           -                 -                 -

   Proceeds from contingent shares (Note 12(d))                                     -                 -           445,000

   Net income                                                                       -                 -                 -
                                                                       --------------    --------------    --------------

BALANCE, DECEMBER 31, 1997                                                  3,358,669    $   13,603,333    $      579,130
                                                                       ==============    ==============    ==============



                                                                            Retained           Note             Total
                                                                                            Receivable
                                                                                               from
                                                                            Earnings        Stockholder/     Stockholders'
                                                                           (Deficit)          Officer           Equity

BALANCE, DECEMBER 31, 1994                                              $   (1,159,534)   $     (350,000)  $    5,828,749

   Compensation expense related to stockholder's stock repurchase                    -                 -           20,163
   rights

   Net income                                                                1,585,066                 -        1,585,066
                                                                        --------------    --------------   --------------

BALANCE, DECEMBER 31, 1995                                                     425,532          (350,000)       7,433,978

   Initial public offering of common stock, net of issuance costs of                 -                 -        6,165,871
   $1,334,129

   Proceeds from note receivable from stockholder/officer                            -            52,500           52,500

   Exercise of stockholder's stock repurchase rights                                 -                 -          113,967

   Net income                                                                2,438,152                 -        2,438,152
                                                                        --------------    --------------   --------------

BALANCE, DECEMBER 31, 1996                                                   2,863,684          (297,500)      16,204,468

   Issuance of stock under Employee Stock Purchase Plan                              -                 -           99,179

   Proceeds from note receivable from stockholder/officer                            -            70,000           70,000

   Proceeds from contingent shares (Note 12(d))                                      -                 -          445,000

   Net income                                                                1,781,849                 -        1,781,849
                                                                        --------------    --------------   --------------

BALANCE, DECEMBER 31, 1997                                              $    4,645,533    $     (227,500)  $   18,600,496
                                                                        ==============    ==============   ==============

   The accompanying notes are an integral part of these consolidated financial statements.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                                           1995             1996              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $     1,585,066   $     2,438,152  $     1,781,849
   Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation and amortization                                       1,115,964         1,284,827        1,461,015
     Compensation expense related to stockholder's stock                    20,163                 -                -
       repurchase rights
     Provision (benefit) for deferred (prepaid) income taxes               524,000          (152,000)        (115,000)
     Changes in assets and liabilities, net of acquisition-
       Accounts receivable                                                 440,121          (845,290)       1,078,457
       Inventories                                                        (570,274)         (466,272)        (507,748)
       Prepaid expenses and other current assets                          (372,421)          447,708         (381,023)
       Accounts payable                                                    761,631           180,921         (533,091)
       Accrued expenses                                                   (140,014)          614,627         (621,753)
                                                                   ---------------   ---------------  ---------------

              Net cash provided by operating activities                  3,364,236         3,502,673        2,162,706
                                                                   ---------------   ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (1,058,422)       (3,388,476)      (2,472,977)
   Acquisition of certain assets of Universal Flow Monitors, Inc.                -                 -       (3,000,000)
   (Increase) decrease in other assets                                    (224,955)           20,927       (1,187,013)
                                                                   ---------------   ---------------  ---------------

              Net cash used in investing activities                     (1,283,377)       (3,367,549)      (6,659,990)
                                                                   ---------------   ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payments) proceeds on demand note payable to a bank             (1,897,856)       (3,377,000)       1,000,000
   Payments on capital lease obligations                                   (60,844)         (104,524)        (126,410)
   Proceeds from issuance of GECPF obligations                                   -                 -        1,477,292
   Payments on MIFA obligations                                            (82,492)          (68,336)        (135,000)
   Proceeds from initial public offering, net of issuance costs                  -         6,165,871                -
   Proceeds from note receivable from stockholder/officer                        -            52,500           70,000
   Proceeds from stock issued under ESPP                                         -                 -           99,179
                                                                   ---------------   ---------------  ---------------

              Net cash (used in) provided by financing activities       (2,041,192)        2,668,511        2,385,061
                                                                   ---------------   ---------------  ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        39,667         2,803,635       (2,112,223)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               184,522           224,189        3,027,824
                                                                   ---------------   ---------------  ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                             $       224,189   $     3,027,824  $       915,601
                                                                   ===============   ===============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                                      $       713,207   $       290,363  $       230,278
                                                                   ===============   ===============  ===============
     Income taxes                                                  $     1,032,651   $     1,106,196  $     1,731,351
                                                                   ===============   ===============  ===============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
   Acquisition of equipment under capital lease obligations        $       434,340   $        13,063  $       263,526
                                                                   ===============   ===============  ===============
   Exercise of stockholder's stock repurchase right                $             -   $       113,967  $             -
                                                                   ===============   ===============  ===============
   Purchase of certain assets with contingent restricted stock     $             -   $             -  $       445,000
                                                                   ===============   ===============  ===============


   The accompanying notes are an integral part of these consolidated financial statements.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997




(1)    ORGANIZATION

       (a)    Historical Background

              Asahi/America, Inc. (the Company) was established on August 18, 1977 as a Massachusetts corporation and is involved in the manufacturing and distribution of thermoplastic valves, actuators and controls, piping systems, flow meters, filtration systems and related components for environmentally sensitive and industrial applications. These include chemical processing, semiconductor and pharmaceutical manufacturing, wastewater treatment, aquarium and mining. The Company has exclusive distribution agreements with two international manufacturers.

       (b)    Quail Piping Products, Inc.

              In July 1997, the Company established a wholly owned subsidiary, Quail Piping Products, Inc. (Quail), to manufacture and market polyethylene piping systems for use in water, sewer and drain applications. The facility and manufacturing equipment, which is under construction at December 31, 1997 and located in Magnolia, Arkansas, are being financed principally by Arkansas State Industrial Revenue Bonds through GE Capital Public Finance, Inc. (GECPF). Production of the piping systems is scheduled to begin in March 1998 (see Note 10(c) and Note 12(d)). The Company is capitalizing as start-up costs, the costs incurred related to commencing operations of Quail until manufacturing begins. These costs are included in other assets and are to be amortized over 5 years.

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

       (a)    Principles of Consolidation

              The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Asahi Engineered Products, Inc. and Quail Piping Products, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


       (b)    Revenue Recognition

              The Company recognizes revenue on product sales at the time the products are shipped. Rental revenues, which are less than 10% of total revenues for all periods presented, are recognized over the related rental period.

       (c)    Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1997 consist mainly of treasury notes.

       (d)    Inventories

              The Company accounts for inventories using the lower of last-in, first-out (LIFO) cost or market value.

       (e)    Depreciation

              The Company provides for depreciation using the straight-line method and charges to operations amounts estimated to allocate the cost of the assets over their estimated useful lives as follows:

                  Asset Classification              Estimated
                                                   Useful Life

              Machinery and equipment                  5-7 years
              Molds and dies                             7 years
              Furniture and fixtures                     7 years
              Building and improvements             7.5-40 years

       (f)    Goodwill

              Goodwill was recorded as a result of a change in ownership control in 1989, from the acquisition of Poly-Flowlines Company in 1994 and from the acquisition of the vortex flow meter division of Universal Flow Monitors, Inc. in 1997 (see Note 16). Goodwill for Poly-Flowlines and the change in ownership is being amortized on a straight-line basis over 10 years. Goodwill related to the vortex flow meter acquisition is being amortized on a straight-line basis over 20 years.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

       (g)    Other Assets

              Other assets primarily consist of costs of obtaining patents and costs related to internal use software and start-up costs. The Company provides for amortization using the straight-line method and charges to operations amounts estimated to allocate the cost of the assets over their estimated useful lives as follows:

                   Asset Classification        Estimated Useful
                                                     Life

              Software costs                            5 years
              Patents                                5-20 years
              Start-up costs                            5 years

              The Company assesses the realizability of intangible assets including goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS No. 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any impairment currently exists related to its long-lived assets.

       (h)    Research and Development Center

              The Company charges research and development costs to operations as incurred.

       (i)    Earnings per Share

              In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share. This statement established standards for computing and presenting earnings per share and applies to all entities with publicly traded common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997. This statement has been adopted as of December 31, 1997. Accordingly, the prior year's earnings per share have been retroactively restated to reflect the adoption of SFAS No. 128.

              Basic net income per share and basic pro forma net income per share were computed by dividing net income or pro forma net income by the weighted average number of common shares outstanding during the period. Diluted net income per share and diluted pro forma net income per share were computed by dividing net income or pro forma net income by diluted weighted

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

              average number of common and common equivalent shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options.

              Basic and diluted earnings per share were calculated as follows:

                                                                1995             1996              1997


              Basic-
                Net income                                $    1,585,066    $    2,438,152   $    1,781,849
                                                          ==============    ==============   ==============

                Weighted average common shares                 2,340,000         2,972,877        3,349,335
                   outstanding

              Diluted-
                Effect of dilutive securities                          -                                  -
                Stock options                                                       15,055
                                                          --------------    --------------   --------------

                Weighted average common shares                 2,340,000         2,987,932        3,349,335
                                                          --------------    --------------   --------------
                   outstanding, assuming dilution

              Basic earnings per share                        $    .68          $    .82         $    .53
                                                              ========          ========         ========

              Diluted earnings per share                      $    .68          $    .82         $    .53
                                                              ========          ========         ========


              As of December 31, 1995, 1996 and 1997, 0, 334,945 and 313,167
              options, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

       (j)    Concentration of Credit Risk

              SFAS No. 105, Disclosure of Information About Financial Statement with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The financial instrument that potentially subjects the Company to concentrations of credit risk is accounts receivable. As of December 31, 1995, 1996 and 1997, one customer accounted for 25%, 20% and 36% of total accounts receivable, respectively.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

       (k)    New Accounting Standards

              In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

              In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior information upon adoption.

       (l)    Financial Instruments

              The estimated fair value of the Company's financial instruments, which include cash and cash equivalents, accounts receivable and debt, approximates their carrying value.

(3)    ALLOWANCE FOR DOUBTFUL ACCOUNTS

       A summary for the allowance for doubtful accounts activity is as follows:



                                               1995             1996              1997

        Balance, beginning of year        $     310,862     $     244,893    $     283,067

           Amounts charged to expense            38,610            67,382                -

           Amounts written off                 (104,579)          (29,208)         (19,598)
                                         --------------    --------------   --------------

        Balance, end of year              $     244,893     $     283,067    $     263,469
                                          =============     =============    =============

(4)    INVENTORIES

       Inventories at December 31, 1996 and 1997 consist of the following:

                                                  1996             1997

        Raw materials                      $       606,091   $       514,157
        Finished goods                           8,103,834         8,643,781
        LIFO (reserve) surplus                     (36,956)          178,044
                                           ---------------   ---------------
                                           $     8,672,969   $     9,335,982
                                           ===============   ===============

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

       Had the first-in, first-out (FIFO) method of inventory costing been used by the Company, inventories at December 31, 1996 and 1997 would have been $8,709,925 and $9,157,938, respectively.

(5)    PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Interest costs, during the construction period, on borrowings used to finance construction of facilities are included in the cost of the construction facilities. Property and equipment and accumulated depreciation consist of the following at December 31, 1996 and 1997:

                                               1996             1997

        Machinery and equipment           $    5,214,979    $    5,816,478
        Molds and dies                           926,199           933,549
        Furniture and fixtures                   451,997           525,887
        Building and improvements              5,339,662         5,654,030
        Land                                   1,220,615         1,255,134
        Construction-in-process                        -         1,831,388
                                          --------------    --------------
                                              13,153,452        16,016,466

        Less--Accumulated depreciation          3,284,969         4,262,198
                                          ---------------   ---------------

                                          $    9,868,483    $   11,754,268
                                          ==============    ==============

(6)    ACCRUED EXPENSES

       Accrued expenses consist of the following at December 31, 1996 and 1997:

                                                      1996             1997

        Accrued payroll/payroll-related         $      821,348     $     416,811
        Other accruals                                 792,191           574,975
                                                --------------    --------------

                                                $    1,613,539     $     991,786
                                                ==============     =============

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


(7)    INCOME TAXES

       The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates. The provision for deferred (prepaid) taxes is based on changes in the asset or liability from period to period. The provision (benefit) for income taxes consists of the following for the years ended December 31, 1995, 1996 and 1997:



                                      1995             1996          1997
        Current-
           Federal               $   364,000   $   1,436,000  $   1,192,000
           State                     112,000         257,000        213,000
                                 -----------   -------------  -------------

                                     476,000       1,693,000      1,405,000
                                 -----------   -------------  -------------

        Deferred (prepaid)-
           Federal                   495,000        (111,000)       (66,000)
           State                      29,000         (41,000)       (49,000)
                                 -----------   -------------  -------------

                                     524,000        (152,000)      (115,000)
                                 -----------   -------------  -------------

                                 $ 1,000,000   $   1,541,000  $   1,290,000
                                 ===========   =============  =============

       The components of the net deferred tax liability recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference are as follows:

                                                      1996             1997

        Temporary differences                    $    462,000    $     490,000
        Net operating loss carryforwards               50,000                -
        Depreciation                                 (143,000)        (177,000)
        LIFO reserve                               (1,295,000)      (1,179,000)
                                                 ------------    -------------
                                                     (926,000)        (866,000)

        Valuation allowance                          (100,000)         (45,000)
                                                 ------------    -------------

                 Net deferred tax liability      $ (1,026,000)   $    (911,000)
                                                 ============    =============

       The Company's policy is to provide for a valuation allowance on deferred tax assets for which realization is uncertain. A deferred tax asset is recorded when realizability is more likely than not.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

       The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:





                                                      1995      1996      1997

       Provision at federal statutory rate            34.0%     34.0%     34.0%
       State income tax, net of federal benefit        5.5       4.2       6.3
       Change in valuation allowance                  (3.5)       -       (1.8)
       Amortization of goodwill                        2.7       1.8       2.1
       Other, net                                       -       (1.3)      1.4
                                                    -------   --------  --------

                Effective tax rate                    38.7%     38.7%     42.0%
                                                     ========  ========  =======

(8)    RELATED PARTY ARRANGEMENTS

       (a)    Distributorship Agreement and Inventory Arrangements

              The Company has a 10-year exclusive distributorship agreement with a Japanese value manufacturer, Asahi Yukizai Kogyo Co., LTD., (official English translation, Asahi Organic Chemical Industry Company LTD) (AOC) and Nichimen Corporation, a Japanese trading company, and Nichimen America, Inc., the Japanese trading company's U.S. affiliate (together, Nichimen). Both AOC and Nichimen are greater than 10% stockholders of the Company. Under the terms of the agreement, the Company is expected to purchase a total of $140,000,000 of merchandise over a 10-year period, which began January 2, 1990. The agreement provides for annual purchase guidelines but does not assess penalties if either the annual purchase guidelines or other cumulative totals are not met. The Company has made cumulative purchases of approximately $71,447,000 under this agreement through December 31, 1997. For their services, Nichimen is paid by AOC a combined markup of approximately 8% of the invoiced price of the Company's purchases from AOC.

              The Company purchased approximately $9,971,000, $10,351,000 and $9,664,000 of valves from AOC during the years ended December 31, 1995, 1996 and 1997, respectively. The accompanying consolidated balance sheets include accounts payable to Nichimen America, Inc. of approximately $3,329,000 and $2,909,000 at December 31, 1996 and 1997, respectively.

              To facilitate purchases from AOC, the Company has from time to time made arrangements with a bank whereby irrevocable letters of credit for 180 days are drawn upon shipment. Currently, Nichimen America, Inc. allows the Company to purchase on open account and to maintain a payable balance of up to $6 million, above which letters of credit are required. During 1996, Nichimen America charged the Company a fee of approximately $10,000 for this arrangement. No such fee was charged in 1997. At December 31, 1996 and 1997, there were no letters of credit issued by the bank that have been drawn under these arrangements.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

       (b)    Related Party Transactions

              The Company sells products to an entity controlled by the chief executive officer's father. Sales to this customer were $260,513, $306,751 and $312,331 in 1995, 1996 and 1997, respectively.
              Management believes that all transactions were made at terms no less favorable than would have been obtained from nonrelated parties.

(9)    FOREIGN CURRENCY TRANSACTIONS

       The Company charges foreign currency gains or losses to operations in accordance with SFAS No. 52, Foreign Currency Translation. The foreign currency gain recorded in cost of goods sold in the accompanying consolidated statements of income for the years ended December 31, 1995, 1996 and 1997 was approximately $391,000, $378,000 and $345,000, respectively.

       During 1995, the Company began purchasing products through Nichimen America, Inc. denominated in Japanese yen. The Company may enter into foreign exchange forward and option contracts to reduce the exposure to changes in foreign currencies related to the purchase of inventories. Gains and losses on the contracts that are hedges of firm commitments are deferred and recognized in the accompanying consolidated statement of income in the same period as the related transaction.

       In accordance with SFAS No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, at December 31, 1996 and 1997, the Company had foreign exchange forward contracts, all having maturities of less than one year, to buy Japanese yen in the amount equal to $697,824 and $962,106, respectively. The deferred gain related to these contracts as of December 31, 1996 and 1997 was $45,852 and $64,793, respectively.

(10)   DEBT

       (a)    MIFA Obligations

              In connection with the purchase of its Malden facility, the Company issued bonds with the Massachusetts Industrial Finance Agency (MIFA) for a total of $4,150,000. The bonds bear interest at rates that range from 4.2% to 5.1%. Interest is payable semiannually and is subject to adjustment in 1999, 2004 and 2009. The bonds are payable in annual installments, which commenced on March 1, 1995, of $125,000; the installments increase $5,000 per year through 1999. The bonds require payments of $160,000 (increasing $5,000 to $15,000 each year) to $320,000 per year from 2000 to 2014. The bonds are secured by an irrevocable letter of credit issued by a bank, which expires in March 1999. This letter of credit is secured by substantially all assets of the Company and does not affect the availability under the Company's revolving credit lines (Note 10 (b)). As of December 31, 1997, the Company had $3,760,000 outstanding related to the MIFA obligations.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


       (b)    Revolving Credit Lines

              In January 1997, the Company and its bank executed a loan agreement that provides for a $5,000,000 committed unsecured revolving credit line (the Committed Line) and a $5,000,000 discretionary unsecured revolving credit line (the Discretionary
              Line). Interest on the credit lines is based on the prime rate (8.5% at December 31, 1997) or LIBOR plus 1.65%, as elected by the Company at each borrowing date. The Company is required to maintain certain financial ratios, including, among others, minimum working capital and tangible net worth, as defined in the agreements. The Discretionary Line expired on September 30, 1997. The Committed Line extends through September 30, 1998. As of December 31, 1997, the Company had $1,000,000 outstanding under the Committed Line.

              In January 1998, the Company and its bank signed a term sheet for an $11,000,000 secured, committed revolving line of credit. This line of credit is secured by substantially all assets of the Company and extends through January 31, 2000. Interest on this credit line is based on the prime rate or LIBOR plus 1.55% to 2.40%. There is an unused fee ranging from .15% to .25%, based on borrowing levels. The Company will be required to maintain certain financial ratios, including, among others, minimum working capital and tangible net worth. The credit line is for working capital and merger and acquisition purposes.

       (c)    GECPF Obligations

              In connection with the purchase of the building and manufacturing equipment for Quail, in Magnolia, Arkansas, GECPF financed the issuance of $4,300,000 of Arkansas State Industrial Revenue Bonds, of which $3,600,000 represents bonds related to equipment and $700,000 represents bonds related to real estate, building improvements and other equipment, (collectively, the Borrowings). The Borrowings bear interest at 5.89% with interest beginning on January 1, 1998. Payments on the Borrowings are $35,833 per month beginning January 1, 1998 and ending December 31, 2007. The equipment bonds are secured by the related financed assets and the real estate bonds are secured by a self-reducing letter of credit equal to the outstanding principal balance plus 90 days interest, which reduces the availability under the Company's line of credit.

              As of December 31, 1997, there was $1,477,292 outstanding related to the GECPF obligations. The balance of the proceeds remains in escrow, to be disbursed as final payments of the equipment and real estate.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

       (d)    Capital Leases

              The Company leases certain equipment under capital leases. Future minimum lease payments under these leases as of December 31, 1997 are as follows:

        Year                                                    Capital
                                                                Leases

        1998                                                 $   179,275
        1999                                                     147,413
        2000                                                     132,314
        2001                                                      51,404
                                                            ------------

                 Total minimum lease payments                    510,406

        Less--Amount representing interest                        59,207
                                                            -------------
                 Capital lease obligations                       451,199

        Less--Current portion of capital lease obligations       149,326
                                                            -------------

                                                             $   301,873
                                                            =============

(11)   NOTE RECEIVABLE FROM STOCKHOLDER/OFFICER

       On October 1, 1991, the Company loaned $350,000 to a stockholder/officer of the Company. The terms of the loan were amended on March 31, 1993, and interest began accruing on April 1, 1996 at the prime rate (8.5% as of December 31, 1997) plus 1%. The outstanding principal and interest are due in equal quarterly payments, which commenced in April 1996, over a five-year period. The proceeds of the loan were used for the purchase of Company common stock by the officer from another stockholder.

(12)   STOCKHOLDERS' EQUITY

       (a)    Initial Public Offering

              In May 1996, the Company sold 1,334,000 shares of common stock to the public, at an offering price of $7.50 per share (including 174,000 shares sold pursuant to an overallotment option exercised by the underwriters), of which 1,000,000 shares were sold by the Company and 334,000 shares were sold by selling stockholders. Net proceeds to the Company were $6,165,871 after deducting offering expenses of $1,334,129.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)
       (b)    Stock Split

              In March 1996, the Board of Directors approved an 836-to-1 stock split of the Company's common stock. All share and per share amounts have been retroactively restated as a result of this stock split.

       (c)    Preferred Stock

              The Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock, $10.00 par value, in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action of the stockholders.

       (d)    Contingent Shares

              In connection with the establishment of Quail, the Company and the individual hired as President of Quail (the Executive) have entered into a stock purchase agreement whereby the Company has agreed to sell to the Executive 68,461 shares of the Company's common stock for $6.50 per share if certain financial performance milestones are met in any one of the first three years of Quail's operation. The purchase price for the shares was paid to the Company in July 1997 and was in the form of certain equipment and trademark rights valued at $145,000 and a $300,000 irrevocable letter of credit. The total purchase price of $445,000 was recorded in stockholders' equity. If the performance milestones are not met, the shares will not be sold to the Executive and the Executive forfeits to the Company the amounts paid for the shares.

              The Company will recognize as compensation expense the difference between the fair market value of the share and the selling price per share when the performance milestones are achieved.

       (e)    Equity Incentive Plan

              On March 11, 1996, the Board of Directors and stockholders approved the Asahi/America Equity Incentive Plan (the Incentive
              Plan). The aggregate number of shares of common stock that may be issued pursuant to the Incentive Plan is 330,000 shares. The Company may grant incentive stock options and other stock compensation arrangements to eligible employees and consultants. The exercise price of each incentive stock option may not be less than 100% (110% for greater than 10% stockholders) of the fair market value of common stock at the date of grant. Nonqualified stock options may be granted to any employee, officer, director or consultant of the Company. The terms of each nonqualified stock option are determined by the Board of Directors. All options vest in three equal annual increments beginning on the first anniversary of the date of grant.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

       (f)    Independent Directors' Stock Option Plan

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

              The following schedules summarize the activity under the Company's stock option plans for the year ended December 31, 1997:

                                                    Shares          Weighted
                                                                     Average
                                                                    Exercise
                                                                      Price

              Granted, Fiscal 1996                   359,500          $ 7.56

                Canceled                              (9,500)           7.50
                                                  ----------          ------

              Outstanding, December 31, 1996         350,000            7.56

                Granted                               16,500            7.83

                Canceled                             (53,333)           7.50
                                                  ----------          ------

              Outstanding, December 31, 1997         313,167          $ 7.58
                                                  ==========          ======

              The range of the options outstanding at December 31, 1997 was $7.50 to $9.50.

              There were 110,000 stock options exercisable under both stock option plans as of December 31, 1997; no stock options were exercisable at December 31, 1996. The weighted average exercise price was $7.56 and the range of actual exercise prices was $7.50 to $9.50 for the shares exercisable at December 31, 1997.

              There were 36,833 total stock options available for future grants under the equity incentive plan as of December 31, 1997. There were no stock options available for future grant under the Directors' Plan.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

       (g)    Employee Stock Purchase Plan

              In July 1996, the Company established the Asahi/America, Inc. Employee Stock Purchase Plan (the Purchase Plan), which allows substantially all employees to acquire shares of the common stock of the Company. The Purchase Plan authorizes the issuance of up to a total of 150,000 shares of common stock to participating employees.

              The price at which shares may be purchased will be at 85% of the fair market value per share of the common stock on either the semiannual offering commencement date or the semiannual offering termination date. Purchases under the Purchase Plan are subject to certain limitations, as defined. During fiscal 1996, there were no shares issued under the Purchase Plan. In 1997, 18,669 shares were issued under the Purchase Plan.

       (h)    Stock-Based Compensation Plans

              SFAS No. 123 established a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123 for stock options granted to employees and directors, which requires disclosure of the pro forma effects on earnings and earnings per share as if the fair value accounting as calculated under SFAS No. 123 had been used, as well as certain other information. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123.

              The Company had no stock option grants prior to 1996; accordingly, the Company has computed only the pro forma disclosures required under SFAS No. 123 for all stock options granted since 1996 and under the Purchase Plan using the Black-Scholes option pricing model.

              The assumptions used for the years ended December 31, 1996 and 1997 are as follows:


                                                                 1996           1997

              Risk-free interest rates                         6.48%-6.69%   6.20%-6.38%
              Expected dividend yield                               0%            0%
              Expected lives                                     5 years       5 years
              Expected volatility                                  25%           25%
              Weighted average remaining contractual           9.33 years    8.51 years
                 life of options outstanding
              Weighted average fair value of options granted   $     2.70    $     2.77

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

              The pro forma effect of applying SFAS No. 123 would be as follows:

                                                                         1996                1997

              Net income as reported                               $       2,438,152  $       1,781,849
                                                                   =================  =================
              Pro forma net income                                 $       2,226,948  $       1,435,489
                                                                   =================  =================
              Basic and diluted earnings per share as reported     $             .82  $             .53
                                                                   =================  =================
              Pro forma basic and diluted earnings per share       $             .77  $             .43
                                                                   =================  =================

       (i)    Issuance of Stock

              On March 31, 1993, the Company sold a total of 1,287,000 shares of stock to AOC and Nichimen. In connection with the sale of stock, an officer/stockholder had the right to repurchase from AOC and Nichimen a certain number of the Company's shares (at a formula-based value) if certain performance milestones were met, as defined in the stock purchase agreement. The Company accounted for this repurchase right in accordance with Accounting Principles Board Opinion No. 25. Accordingly, compensation is measured based on the difference between the purchase price and the fair market value of the Company's common stock. For the year ended December 31, 1995, $20,163 of compensation expense was recorded, as the fair market value was in excess of the formula-based value. The performance milestones were met as of December 31, 1995, and on March 11, 1996, the officer/stockholder exercised his right in full and repurchased 140,400 shares from AOC.

(13)   COMMITMENTS

       (a)    Lease Commitments

              The Company leases certain office space and certain equipment under operating leases through May 2001. The approximate future minimum lease payments under these leases are as follows:

        Year                                        Amount

        1998                                     $     283,000
        1999                                           234,000
        2000                                           146,000
        2001                                            24,000
                                                --------------

                 Total minimum lease payments    $     687,000
                                                 =============

              Rental expense incurred under these leases and charged to operations was approximately $165,000, $204,000 and $ 344,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

(14)   OTHER EMPLOYEE BENEFITS

       (a)    Profit Sharing Plan

              The Asahi/America, Inc. Profit Sharing Plan (the Plan) is a combined 401(k) and profit sharing plan.

              Employer contributions for the profit sharing portion of the Plan are discretionary and determined by the Board of Directors. The Company made contributions to the Plan of $100,000 in 1995 and 1996. There was no contribution made in 1997.

              Under the terms of the 401(k) portion of the Plan, eligible employees may contribute limited percentages of their salaries to the Plan, and the Company matches a portion. The Company's matching contributions were approximately $27,000, $31,000 and $43,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

       (b)    Postretirement and Postemployment Benefits

              The Company has no obligations for postretirement or postemployment benefits.

(15)   SIGNIFICANT CUSTOMER AND EXPORT SALES

              During 1995, 1996 and 1997, one customer accounted for 26%, 23% and 32%, respectively, of net sales. During 1995, 1996 and 1997, export sales accounted for 5%, 4% and 7%, respectively, of net sales.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

(16)   ACQUISITION

       In May 1997, the Company acquired the vortex flow meter division of Universal Flow Monitors, Inc. and the Rosaen Company for $3,000,000. The acquisition was accounted for as a purchase. The results of operations of the vortex flow meter division have been included in the Company's statement of income since the date of acquisition. Pro forma information has not been presented due to immateriality. The Company allocated the purchase price to the acquired assets as follows:

        Patents                            $    1,100,000
        Goodwill                                1,652,120
        Fixed assets                               71,906
        Inventory                                 155,974
        Noncompete agreement                       20,000
                                           --------------

                                           $    3,000,000
                                           ==============

(17)   PATENT LITIGATION

       In July 1997, the United States Patent and Trademark Office reconfirmed the validity of a patent owned by the Company. In August 1997, the Company instituted a patent infringement suit in the United States District Court in the New York against a competitor. The Court has yet to render a decision with respect to the December 1997 bench trial. In the fourth quarter of 1997, the Company incurred approximately $400,000 in legal expenses related to this patent issue.

Exhibit                                                                               Page
Number          Description                                                          Number
-------         -----------                                                          ------
3.1*            Restated Articles of Organization of the Registrant.

3.2*            Bylaws of the Registrant, as amended to date.

4.1*            1996 Equity Incentive Plan.

4.2*            Independent (Non-Employee and Non-Five Percent Stockholder)
                Directors' Stock Option Plan.

4.3**           Employee Stock Purchase Plan

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

4.4.2* Bond Purchase Agreement by and among Tucker Anthony Incorporated and Massachusetts Industrial Finance Agency and the Registrant.

4.4.3*          Reimbursement Agreement between the Registrant and Citizens
                Trust Company dated as of March 1, 1994.

9.1*            Asahi/America, Inc. Voting Trust Agreement dated January 11,
                1993.

10.1*           Distribution Agreement dated April 1, 1993, among Asahi Yukizai
                Kogyo Co., Ltd., Nichimen Corporation, Nichimen America
                Inc. and Registrant.

10.1.1***       Equipment Purchase Agreement, dated August 13, 1997 by and between Unicor Plastic Machinery, Inc. and Asahi/America, Inc.

10.2 Employment Agreement (Restated) dated as of January 1, 1996 by and between Registrant and Leslie B. Lewis.

10.2.1*         Life insurance policy covering Leslie B. Lewis.

10.2.2* Employment Agreement dated as of April 22, 1996 by and between Registrant and Kozo Terada.

10.3* Master Equipment Lease No. 9000118 between Registrant (Lessee) and Citizens Leasing Corporation (Lessor) dated September 23,
                1993.

10.3.1*         First Amendment to Lease Schedule by and between Citizens
                Leasing Corporation and Registrant dated March 11, 1994.

10.4.1**        Credit Agreement between Registrant and Citizens Bank of
                Massachusetts dated as of January 23, 1997.

10.4.2** Revolving Credit Note in favor of Citizens Bank of Massachusetts dated as of January 23, 1997.

10.4.3**        Discretionary Credit Line Note in favor of Citizens Bank of
                Massachusetts dated as of January 23, 1997.

10.5* Restated Contract dated as of January 1, 1995 between Registrant and Agru-Alois Gruber GmbH.

10.6* Agreement entered into as of July 26, 1995 by and between Registrant and Watts Industries, Inc.

10.8*           Consulting Agreement dated January 8, 1995 by and between
                Registrant and Bloomberg Associates, Inc.

10.9* Purchase and Sale Agreement dated as of February 2, 1996 by and between Manganaro Realty Associates and Registrant.

10.10* Purchase and Sale Agreement dated as of March 11, 1996 by and between Asahi/America Co., Inc. and Creative Filtration Systems,
                Inc.

10.11           Letter Agreement regarding security interest dated December 30,
                1997 by the Registrant and Asahi Engineered Products, Inc. in favor of Citizens Bank of Massachusetts, Inc.

10.12           Loan Agreement (Equipment) among GE Capital Public Finance,
                Inc., Lender, Arkansas Development Finance Authority, Issuer, and Quail Piping Products, Inc., Borrower, dated as of November
                1, 1997.

10.13           Loan Agreement (Real Estate) among GE Capital Public Finance,
                Inc., Lender, Arkansas Development Finance Authority, Issuer, and Quail Piping Products, Inc., Borrower, dated as of November
                1, 1997.

10.14 Guaranty and Negative Pledge Agreement in favor of Registrant and GE Capital Public Finance, Inc.

21.1            Subsidiaries of the Registrant

23              Consent of Arthur Andersen LLP

27.1            Financial Data Schedule

27.2            Financial Data Schedule (Restated)

--------------------------------------------

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 as amended (File No. 333-2314)

**  Incorporated by reference to the Registrant's 1996 Form 10K (File No.
    0-28322)

*** Incorporated by reference to the Registrant's September 30, 1997 Form 10Q
    (File No. 0-28322)