Form 10-Q
period 1998-03-31
ASAHI AMERICA INC
filed 1998-05-14
CIK 906873

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

 X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange --- Act of 1934

                  For the quarterly period ended March 31, 1998

                                       OR

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

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

               The registrant had 3,370,169 shares of common stock
                         outstanding at April 30, 1998.

                      Asahi/America, Inc. and Subsidiaries
                                    Form 10-Q
                                      Index

                                                                        Page No.
                                                                        --------

Part I    Financial Information
Item 1 -  Condensed Consolidated Financial Statements
          Consolidated Balance Sheets- December 31, 1997 and
          March 31, 1998                                                  2

          Consolidated Statements of Operations - Three Months
          Ended March 31, 1997 and 1998                                   3

          Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 1997 and 1998                                   4

          Notes to Consolidated Financial Statements                      5


Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8


Part II   Other Information

Item 6                                                                   12

Signatures                                                               13

                      Asahi/America, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)
                             (dollars in thousands)

                                                                             December 31,        March 31,
                                                                                1997               1998
                                                                           ---------------     -------------
ASSETS
Current Assets
      Cash and cash equivalents                                                $   916            $   878
      Accounts receivable, less reserves of $263 at December 31, 1997
         and $260 at March 31, 1998                                              4,213              3,805
      Inventories                                                                9,336              9,917
      Prepaid expenses and other current assets                                    611                619
                                                                               -------            -------
         Total current assets                                                   15,076             15,219

Property and Equipment, net                                                     11,754             12,845

Other Assets
      Goodwill, net of accumulated amortization of $1,654 at
         December 31, 1997 and $1,742 at March 31, 1998                          2,470              2,382

      Other, net                                                                 2,749              2,886
                                                                               -------            -------
         Total other assets                                                      5,219              5,268
                                                                               -------            -------
                                                                               $32,049            $33,332
                                                                               =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Demand note payable to bank                                              $ 1,000            $ 1,000
      Current portion of MIFA obligations                                          145                150
      Current portion of GECPF obligations                                         430                430
      Current portion of capital lease obligations                                 149                250
      Accounts payable                                                           4,857              5,125
      Accrued expenses                                                             992                699
      Deferred income taxes                                                        734                734
                                                                               -------            -------
         Total current liabilities                                               8,307              8,388
                                                                               -------            -------

MIFA Obligations, less current portion                                           3,615              3,465
                                                                               -------            -------
GECPF Obligations, less current portion                                          1,047              2,074
                                                                               -------            -------
Capital Lease Obligations, less current portion                                    302                541
                                                                               -------            -------
Deferred Income Taxes                                                              177                177
                                                                               -------            -------
Commitments                                                                         --                 --

Stockholders' Equity
      Common Stock                                                              13,603             13,662
      Additional paid-in capital                                                   579                579
      Retained  Earnings                                                         4,646              4,656
                                                                               -------            -------
                                                                                18,828             18,897
                                                                               -------            -------
      Less-Note receivable from stockholder/officer                                227                210
                                                                               -------            -------
         Total stockholders' equity                                             18,601             18,687
                                                                               -------            -------
                                                                               $32,049            $33,332
                                                                               =======            =======

See accompanying notes to consolidated financial statements.

                      Asahi/America, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)
                  (dollars in thousands, except per share data)

                                                                   Three months ended
                                                                         March 31,
                                                                ----------------------------
                                                                   1997           1998
                                                                -----------    -----------
Net sales                                                          $9,123        $8,096

Cost of sales                                                       5,761         5,114
                                                                  -------       -------
      Gross Profit                                                  3,362         2,982

Selling, general and administrative expenses                        2,691         2,820
Research and development                                               --            62
                                                                  -------       -------

      Income from operations                                          671           100

Interest expense, net                                                  19            80
                                                                  -------       -------

Income before provision for income taxes                              652            20

Provision for income taxes                                            274            10
                                                                  -------       -------

      Net Income                                                   $  378        $   10
                                                                  =======       =======

Basic earnings per share                                           $  .11        $  .00
                                                                  =======       =======

Diluted earnings per share                                         $  .11        $  .00
                                                                  =======       =======

Weighted average number of shares outstanding                       3,340         3,370
                                                                  =======       =======

Weighted average number of common shares
      outstanding, assuming dilution                                3,356         3,371
                                                                  =======       =======


See accompanying notes to consolidated financial statements.

                      Asahi/America, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                             (dollars in thousands)

                                                                                    Three months ended
                                                                                         March 31,
                                                                           ------------------------------------
                                                                                 1997               1998
                                                                           ------------------  ----------------
Cash flows from operating activities
      Net Income                                                                $  378             $  10
      Adjustments to reconcile net income to
      net cash provided by operating activities
         Depreciation and amortization                                             332               394
         Changes in assets and liabilities
            Accounts receivable                                                   (370)              408
            Inventories                                                           (765)             (581)
            Prepaid expenses and other current assets                             (100)               (8)
            Accounts payable                                                       907               268
            Accrued expenses                                                       (68)             (293)
                                                                                ------             -----
         Net cash provided by operating activities                                 314               198

Cash flows from investing activities
      Purchase of property and equipment                                          (345)             (432)
      Increase in others assets                                                    (20)             (138)
                                                                                ------             -----
         Net cash used in investing activities                                    (365)             (571)

Cash flows from financing activities
      Payments on MIFA obligations                                                  --              (145)
      Payments on GECPF obligations                                                 --              (108)
      Payments on capital lease obligations                                        (26)              (67)
      Payments of note receivable from stockholder/officer                          18                18
      Proceeds from sale-leaseback financing                                        --               267
      Proceeds from reimbursement of amounts financed under GECPF                   --               311
      Proceeds from stock issued under ESPP                                         --                59
                                                                                ------             -----
         Net cash (used in) provided by  financing activities                       (8)              335
                                                                                ------             -----

Net decrease in cash and cash equivalents                                          (59)              (38)

Cash and cash equivalents, beginning of period                                   3,028               916
                                                                                ------             -----
Cash and cash equivalents, end of period
                                                                                $2,969             $ 878
                                                                                ======             =====

Supplemental cash flow disclosures:
      Cash paid during the year for:
         Interest                                                               $    7             $ 122
                                                                                ======             =====
         Income taxes
                                                                                $  191             $ 136
                                                                                ======             =====

Supplemental schedule of noncash investing and financing activities:
            Acquisition of assets under capital lease obligations                   --               141
                                                                                ======             =====
           Acquisition of equipment under GECPF bond financing                      --               824
                                                                                ======             =====

See accompanying notes to consolidated financial statements.

                      Asahi/America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

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

2. Financial Statements
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Asahi Engineered Products, Inc. and Quail Piping Products, Inc. All significant intercompany balances and transactions have been eliminated.

3. Cash Equivalents
Cash equivalents are short-term, highly liquid investments with original maturities of less than three months and consist primarily of treasury notes.

4. Inventories
Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. The components of inventory are summarized as follows:

                                           December 31,           March 31,
                                             1997                   1998
                                             ----                   ----
          Raw materials                     $  514                 $  761
          Finished goods                     8,644                  8,850
                                            ------                 ------
                                             9,158                  9,611
          LIFO surplus                         178                    306
                                            ------                 ------
           Total                            $9,336                 $9,917
                                            ======                 ======

5. Earnings per Share
In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement established standards for computing and presenting earnings per share and applies to all entities with publicly traded common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997. This statement has been adopted as of December 31, 1997. Accordingly, the prior year's earnings per share have been retroactively restated to reflect the adoption of SFAS No. 128.

Basic net income per share and basic pro forma net income per share were computed by dividing net income or pro forma net income by the weighted average number of common shares outstanding during the period. Diluted net income per share and diluted pro forma net income per share were computed by dividing net income or pro forma net income by diluted weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options.

Basic and diluted earnings per share, as of March 31, were calculated as follows:

                                                   1997             1998

Basic-
  Net income                                    $  378,100        $   10,073
                                                ==========        ==========

  Weighted average common shares
     outstanding                                 3,340,000         3,370,169

Diluted-
  Effect of dilutive securities                         --                --
  Stock options                                     16,005               352
                                                ----------        ----------

  Weighted average common shares
     outstanding, assuming dilution              3,356,005         3,370,521
                                                ----------        ----------

Basic earnings per share                        $      .11        $      .00
                                                ==========        ==========

Diluted earnings per share                      $      .11        $      .00
                                                ==========        ==========

As of March 31, 1997 and 1998, 23,111 and 329,167 options, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

6. Revolving Credit Lines
In January 1997, the Company and its bank executed a loan agreement that provides for a $5,000,000 committed unsecured revolving credit line (the Committed Line) and a $5,000,000 discretionary unsecured revolving credit line (the Discretionary Line). Interest on the credit lines is based on the prime rate or LIBOR plus 1.65%, as elected by the Company at each borrowing date. The Company is required to maintain certain financial ratios, including, among others, minimum working capital and tangible net worth, as defined in the agreements. The Discretionary Line expired on September 30, 1997. The Committed Line extends through September 30, 1998. As of March 31, 1997, the Company had $1,000,000 outstanding under the line of credit.

In January 1998, the Company and its bank signed a term sheet for an $11,000,000 secured, committed revolving line of credit. This line of credit is secured by substantially all assets of the Company and extends through January 31, 2000. Interest on this credit line is based on the prime rate or LIBOR plus 1.55% to 2.30%. There is an unused fee ranging from .15% to .25%, based on the performance levels of certain financial ratios. The Company will be required to maintain certain financial ratios, including, among others, minimum working capital and tangible net worth. The credit line is for working capital and merger and acquisition purposes.

7. Concentration of Credit Risk
Sales to the Company's major domestic customer during the first quarter of 1998 were approximately 26.8% of total sales as compared to 28.7% for the 1997 first quarter. Export sales as a percent of total sales during the first quarter were approximately 6.9% and 10.0% in 1998 and 1997, respectively.

8.    New Accounting Standards
In May 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, requires that the costs of start-up activities, including organization costs, be expensed as incurred. Initial adoption of SOP 98-5 should be as of the beginning of the fiscal year in which it is first adopted and should be reported as a cumulative effect of a change in accounting principle. As of March 31, 1998, the Company had approximately $168,000 of capitalized start-up costs included in other assets in the accompanying consolidated balance sheet. As of January 1, 1999 the net book value of these start-up costs will be approximately $136,000.

                      Asahi/America, Inc. and Subsidiaries
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Overview

The Company is a manufacturer and master distributor of thermoplastic valves, piping systems, flow meter devices, filtration equipment and components manufactured by the Company and others for use in a wide variety of environmental and industrial applications. Manufactured products include valve actuators and controls, specialized valve assemblies, double containment piping systems, thermoplastic flow meter devices and filtration equipment. Distributed products consist principally of thermoplastic valves, pipe and fittings which are purchased from two major foreign suppliers under long term supply agreements. The Company also realizes revenue for the rental and sale to contractors and end user customers of specialized welding equipment that is used in connection with the installation of the Company's piping systems.

The Company distributes its products through an extensive network of domestic and foreign distributors which are supported by Company sales, marketing and engineering personnel. Substantially all of the Company's purchases of valves are made from its Japanese supplier and are transacted in Japanese yen. As a result, the Company is exposed to fluctuations in foreign currency exchange rates. The Company may use hedging procedures including foreign exchange forward contracts and currency options in managing the fluctuations in foreign currency exchange rates. The Company also purchases pipe and fittings from an Austrian supplier. Purchases from the Company's Austrian supplier are denominated in United States dollars.

In July, 1997, the Company established a wholly owned subsidiary, Quail Piping Products, Inc. ("Quail") to manufacture and market corrugated polyethylene piping systems for use in water, sewer and drain applications. The facility and manufacturing equipment are located in Magnolia, Arkansas. Production of the piping systems commenced according to plan in March 1998. This new product line increases the manufacturing component of the Company's business, further diversifies the Company's product offerings and distribution base and positions the Company to penetrate new markets providing additional opportunity to increase sales of the Company's distributed products.

Results of Operations

The following table sets forth, for the periods indicated, the Company's net sales as well as certain income and expense items, expressed as a percentage of sales:

                                                      Three months ended
                                                           March 31,
                                                    1997            1998
                                                -------------  ---------------
Net sales                                          100.0%          100.0%
Cost of sales                                       63.1%           63.2%
      Gross Profit                                  36.9%           36.8%
Selling, general and administrative expenses        29.5%           34.8%
Research and development                             0.0%            0.8%
      Income from operations                         7.4%            1.2%
Interest expense, net                                 .2%            1.0%
Income before provision for income taxes             7.2%            0.2%
Provision for income taxes                           3.0%            0.1%
       Net income                                    4.2%            0.1%


Net Sales

Net sales for the quarter ended March 31, 1998 were $8.1 million as compared to the $9.1 million in the first quarter of 1997. The shortfall was attributed to the continued slowdown of sales of dual containment pipe and high purity products to the semiconductor markets coupled with a related decrease in welding equipment revenues. Additionally, the decline in the price of copper and the difficult weather conditions, particularly on the west coast of the United States, led to the overall decline in revenues between periods, evidenced by the decline in both export sales and in sales to the Company's largest customer.

Export sales for the three month period ended March 31, 1998 were $568,000 compared to $931,000 for the corresponding period of 1997. Sales to the Company's largest single customer were approximately 26.8% of total sales for the three month period ended March 31, 1998 compared to 28.7% for the three month period ended March 31, 1997.


Gross Profit

Gross profit as a percentage of sales (gross margin) was 36.8% in the 1998 first quarter, relatively unchanged from the 1997 period. Aggressive pricing to increase sales volume was offset by a slight increase in the Company's sales of manufactured products coupled with lower average product costs for certain of the Company's distributed products, associated with the continued favorable exchange level of the US dollar against the Japanese yen and the related impact due to the Company's LIFO method of costing inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.8 million for the first quarter of 1998. Included in this amount were approximately $215,000 of expenses related both to the start-up of the Company's wholly owned subsidiary, Quail Piping Products, Inc., which began limited scale production in late March of 1998 and to the Company's patent infringement lawsuit. The final decision from the December 1997 patent infringement lawsuit, whereby the Company is enforcing its U.S. patent rights against a major competitor, has yet to be rendered. Selling, general and administrative expenses, excluding the above mentioned charges, were $2.6 million in 1998 as compared to $2.7 million in the 1997 first quarter. The overall decrease is reflective of increased amortization and commission expenses as a result of the Company's May 1997 acquisition of the plastic flow meter division coupled with an overall increase in payroll and travel related expenses to support the Company's sales effort being more than offset by the decrease in performance related accrued expenses and the absence of a one time charge expensed in the 1997 first quarter related to an unrealized acquisition.

Interest Expense and Income Taxes

Interest expense was $30,000 higher in the three month period ended March 31, 1998 as compared to the corresponding period of 1997, reflective of the $1 million of outstanding borrowings on the Company's line of credit and an increase in lease interest expense. Interest income was also $30,000 lower in the 1998 first quarter as compared to the 1997 first quarter as a result of a decrease in invested cash reserves.

Income taxes decreased $264,000 in the first quarter of 1998 as compared to 1997. The decrease was due to lower income before income taxes.

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

In January, 1997, the Company and its bank executed a loan agreement providing for up to $10 million of borrowings. The loan agreement consisted of two facilities including a $5 million committed revolving credit line (the Committed
Line) and a $5 million discretionary revolving credit line (the Discretionary
Line). Interest under both facilities is payable monthly and is based on either LIBOR plus 1.65% or Prime, as elected by the Company at each borrowing date. The Committed Line includes a 1/4% facility fee on unused borrowings and requires principal repayment not later than September 30, 1998. The Discretionary Line expired September 30, 1997. As of March 31, 1998, the Company had $1,000,000 outstanding under the line of credit.

In January, 1998, the Company and its bank agreed on a term sheet for an $11 million secured, committed revolving line of credit, and are currently in the process of finalizing the loan agreement.

The lines of credit are secured by substantially all assets of the Company and the $11million line extends through January 31, 2000. Interest on this credit line is based on the prime rate or LIBOR plus 1.55% to 2.30%. There is an unused line fee ranging from .15% to .25%. The credit line is for working capital and merger and acquisition purposes.

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

In July, 1997, the Company established a wholly-owned subsidiary, Quail Piping Products, Inc. to manufacture and market corrugated polyethylene piping systems for use in water, sewer and drain applications. The facility and manufacturing equipment, which are located in Magnolia, Arkansas, are being financed by Arkansas Industrial Revenue Bonds totaling $4.3 million. As of March 31, 1998, the Company had expended approximately $2.6 million in connection with the purchase of the facility and equipment for use in Quail's operations. Quail commenced production according to schedule in March 1998. Payments on the bonds began in January 1998, with equal monthly principal payments and extend until December 2007. The bonds bear interest at 5.89%.

At March 31, 1998 cash and cash equivalents were $878,000.

The Company generated $198,000 of cash flow from operations during the three months ended March 31, 1998 as compared to $314,000 for the comparable 1997 period. The decrease is due to the lower net income level in the 1998 first quarter as compared to the 1997 period coupled with the operating cash flow impact associated with changes in accounts receivable and accounts payable from December 31, 1996 to March 31, 1997 as compared to December 31, 1997 to March 31, 1998. Accounts receivable at March 31, 1998 decreased $408,000 from December 31, 1997, mainly due to the shortfall in sales for the quarter. Accounts payable, at March 31, 1998, increased $268,000 from December 31, 1997, primarily due to the increase in inventory. For the comparative 1997 period, accounts receivable increased $370,000 and accounts payable increased $907,000. The increase in accounts payable resulted from an increase in inventory purchases during the quarter to support the anticipated increase in sales volume. Receivables at March 31, 1997 increased $370,000 from December 31, 1996 mainly due to the timing of shipments at quarter end.

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

Material Uncertainties

Year 2000 Issues. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, many date sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company utilizes software and related technologies throughout its business that will be affected by the date change in the Year 2000. An internal study continues to be performed to determine the full scope and related costs to insure that the Company's internal systems and external resources continue to meet its needs and those of its customers. The majority of the Company's internal information systems are in the process of being replaced with fully-compliant new systems. The Company began incurring expenses in 1997 to resolve this issue. All expenditures will be expensed as incurred and they are not expected to have a significant impact on the Company's ongoing results of operations.

Sources of Supply. The Company purchases substantially all of its requirements for valves from Asahi Organic Chemicals Industry Co. Ltd. ("AOC"), and a large percentage of the pipe and fittings sold by the Company are supplied by Alois-Gruber GmbH ("Agru"). The Company has exclusive contracts of supply and distribution in defined territories with both AOC and Agru that extend through 1999. Under the contract with AOC, the Company agreed to purchase $140 million of product over the 10 year term of the contract. Through December 31, 1997, the Company had purchased approximately $71.4 million of product. The Company's contract with AOC may be terminated only for cause, including breach of the contract or the bankruptcy of a party. The Company's contract with Agru renews automatically for an additional five (5) year period unless either party gives notice of termination no less than twelve (12) months prior to the end of the term. Although alternative sources of supply are available, the loss of either AOC or Agru as a source of supply would have a material adverse effect on the Company. Representatives of the Company are currently negotiating an extension of the contract with AOC, but there can be no assurance that the agreement will be extended.


                            Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits
           27.1 Financial Data Schedule

           27.2 Financial Data Schedules, (restated)

        b) Reports on Form 8-K
           The Company did not file any reports on Form 8-k during the quarter ended March 31, 1998

                                   Signatures

Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ASAHI/AMERICA, INC.


Dated:  May 14, 1998                By: /s/ Leslie B. Lewis
                                        -------------------
                                        Leslie B. Lewis, President and Principal
                                          Executive Officer


                                    By: /s/ Kozo Terada
                                        ---------------
                                        Kozo Terada, Vice President, Principal
                                          Financial Officer and Treasurer


This Form 10Q contains certain forward-looking statements. The phrase "typically stronger", "anticipated", or other similar phrases are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Asahi/America, Inc. cautions readers not to place undo reliance on any forward looking statements, which speak only as to management's expectations on the date hereof.