Form 10-Q
period 1998-06-30
ASAHI AMERICA INC
filed 1998-08-13
CIK 906873

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

  X   Quarterly report pursuant to section 13 or 15(d) of the
----  Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1998

                                       OR

---- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                  Yes X   No
                                     --     ---

     The registrant had 3,382,228 shares of common stock outstanding at July 31, 1998.

                      Asahi/America, Inc. and Subsidiaries
                                    Form 10-Q
                                      Index

                                                                    Page No.
                                                                    --------

Part I    Financial Information

Item 1 -  Condensed Consolidated Financial Statements

          Consolidated Balance Sheets-December 31, 1997 and
          June 30, 1998                                                2

          Consolidated Statements of Operations - Three and
          Six Months ended June 30, 1997 and 1998                      3

          Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 1997 and 1998                                 4

          Notes to Consolidated Financial Statements                   5

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          8

Part II   Other Information

Item 4                                                                14

Item 6                                                                14

Signatures                                                            15

                      Asahi/America, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)
                             (dollars in thousands)

                                                                            December 31,        June 30,
                                                                               1997               1998
                                                                           -------------     -------------
ASSETS
Current Assets
      Cash and cash equivalents                                                 $   916           $    95
      Accounts receivable, less reserves of $263 at December 31, 1997
         and $260 at June 30, 1998                                                4,213             5,162
      Inventories                                                                 9,336            10,955
      Prepaid expenses and other current assets                                     611               691
                                                                           -------------     -------------
         Total current assets                                                    15,076            16,903

Property and Equipment, net                                                      11,754            15,143

Other Assets
      Goodwill, net of accumulated amortization of $1,654 at
         December 31, 1997 and $1,817 at June 30, 1998                            2,470             2,307

      Other, net                                                                  2,749             3,117

                                                                           -------------     -------------
         Total other assets                                                       5,219             5,424
                                                                           -------------     -------------
                                                                                $32,049           $37,470
                                                                           =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Demand note payable to bank                                               $ 1,000           $ 3,302
      Current portion of MIFA obligations                                           145               150
      Current portion of GECPF obligations                                          430               430
      Current portion of capital lease obligations                                  149               277
      Accounts payable                                                            4,857             5,914
      Accrued expenses                                                              992               964
      Deferred income taxes                                                         734               734
                                                                           -------------     -------------
         Total current liabilities                                                8,307            11,771
                                                                           -------------     -------------

MIFA Obligations, less current portion                                            3,615             3,465
                                                                           -------------     -------------
GECPF Obligations, less current portion                                           1,047             2,783
                                                                           -------------     -------------
Capital Lease Obligations, less current portion                                     302               585
                                                                           -------------     -------------
Deferred Income Taxes                                                               177               177
                                                                           -------------     -------------
Commitments                                                                           -                 -

Stockholders' Equity
      Common Stock                                                               13,603            13,662
      Additional paid-in capital                                                    579               579
      Retained  Earnings                                                          4,646             4,658
                                                                           -------------     -------------
                                                                                 18,828            18,899
                                                                           -------------     -------------
      Less-Note receivable from stockholder/officer                                 227               210
                                                                           -------------     -------------
         Total stockholders' equity                                              18,601            18,689
                                                                           -------------     -------------
                                                                                $32,049           $37,470
                                                                           =============     =============

ee accompanying notes to consolidated financial statements.

                      Asahi/America, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)
                      (in thousands, except per share data)

                                                                   Three months ended              Six months ended
                                                                       June 30,                         June 30,
                                                             -----------------------------    ------------------------------
                                                                1997           1998               1997             1998
                                                             ------------   ------------      --------------   -------------


Net sales                                                     $   10,133     $    9,072          $   19,256      $   17,168

Cost of sales                                                      6,359          6,039              12,120          11,153
                                                             ------------   ------------      --------------   -------------
      Gross Profit                                                 3,774          3,033               7,136           6,015

Selling, general and administrative expenses                       2,635          2,846               5,326           5,665
Research and development expenses                                      -             85                   -             148
                                                             ------------   ------------      --------------   -------------

      Income from operations                                       1,139            102               1,810             202

Interest expense, net                                                (54)           (94)                (73)           (173)
                                                             ------------   ------------      --------------   -------------

Income before provision for income taxes                           1,085              8               1,737              29

Provision for income taxes                                           456              6                 729              17
                                                             ------------   ------------      --------------   -------------
      Net Income                                              $      629     $        2          $    1,008      $       12
                                                             ============   ============      ==============   =============

Basic earnings per share                                      $     0.19     $     0.00          $     0.30      $     0.00
                                                             ============   ============      ==============   =============

Diluted earnings per share                                    $     0.19     $     0.00          $     0.30      $     0.00
                                                             ============   ============      ==============   =============

Weighted average number of shares outstanding                  3,340,000      3,370,169           3,340,000       3,370,169
                                                             ============   ============      ==============   =============

Weighted average number of common shares
      outstanding, assuming dilution                           3,340,000      3,376,000           3,340,281       3,372,444
                                                             ============   ============      ==============   =============


See accompanying notes to consolidated financial statements.

                      Asahi/America, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                                                               Six months ended
                                                                                                   June 30,
                                                                                          -------------------------
                                                                                             1997         1998
                                                                                          -----------    ---------
Cash flows from operating activities
      Net Income                                                                             $1,008       $    12
      Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
         Depreciation and amortization                                                          684           804
         Changes in assets and liabilities
            Accounts receivable                                                                 (33)         (949)
            Inventories                                                                        (921)       (1,619)
            Prepaid expenses and other current assets                                          (357)          (80)
            Accounts payable                                                                    915         1,056
            Accrued expenses                                                                   (275)          (28)
                                                                                          -----------    ---------
         Net cash provided by (used in) operating activities                                  1,021          (804)
                                                                                          -----------    ---------
Cash flows from investing activities
      Purchase of property and equipment                                                       (443)       (2,048)
      Acquisition of certain assets of Universal Flow Monitors, Inc.                         (3,000)            -
      Increase in others assets                                                                (383)         (423)
                                                                                          -----------    ---------
         Net cash used in investing activities                                               (3,826)       (2,471)
                                                                                          -----------    ---------
Cash flows from financing activities
      Borrowings under demand note payable to bank                                            2,000         2,302
      Payments under demand note payable to bank                                             (1,000)            -
      Payments on MIFA obligations                                                             (135)         (145)
      Payments on GECPF obligations                                                               -          (215)
      Payments on capital lease obligations                                                     (53)         (143)
      Payments of note receivable from stockholder/officer                                       35            18
      Proceeds from stock issued under ESPP                                                       -            59
      Proceeds from reimbursement of amounts financed under GECPF                                 -           311
      Proceeds from sales-leaseback financing                                                     -           267
                                                                                          -----------    ---------
         Net cash provided by financing activities                                              847         2,454
                                                                                          -----------    ---------

Net decrease in cash and cash equivalents                                                    (1,958)         (821)
Cash and cash equivalents, beginning of period                                                3,028           916
                                                                                          -----------    ---------
Cash and cash equivalents, end of period                                                     $1,070      $     95
                                                                                          ===========    =========

Supplemental cash flow disclosures: Cash paid during the year for:
         Interest                                                                           $   126      $    294
                                                                                          ===========    =========
         Income taxes                                                                       $   815      $    162
                                                                                          ===========    =========

Supplemental schedule of noncash investing and financing activities:
           Acquisition of assets under capital lease obligations                            $    --      $    288
                                                                                          ===========    =========
           Acquisition of equipment under GECPF bond financing                              $    --      $  1,640
                                                                                          ===========    =========

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

4. Inventories
Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. The components of inventory are summarized as follows:

                                   December 31,      June 31,
                                      1997              1998
                                   ---------          --------
    Raw materials                     $  514           $   706
    Finished goods                     8,644             9,890
                                   ---------          --------
                                       9,158            10,596
    LIFO surplus                         178               359
                                   ---------          --------
     Total                            $9,336           $10,955
                                   =========           =======

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

Basic and diluted earnings per share for the three and six month periods ended as of June 30, 1997 and 1998, were calculated as follows:

                                                Three months ended June 30,     Six months ended June 30,
                                                   1997             1998            1997        1998
Basic-
  Net income                                     $  629,219    $   1,996         $1,007,319    $  12,189
                                                ===========    =========         ==========    =========

  Weighted average common shares outstanding      3,340,000    3,370,169          3,340,000    3,370,169

Diluted-
  Effect of dilutive securities                           -            -                  -            -
  Stock options                                           -        5,831                  -        2,275
                                                 ----------    ---------         ----------    ---------

 Weighted average common shares
     outstanding, assuming dilution               3,340,000    3,376,000         3,340,0000    3,372,444
                                                 ----------    ---------         ----------    ---------

Basic earnings per share                            $  .19       $  .00           $  .30        $  .00
                                                    ======       ======           ======        ======

Diluted earnings per share                          $  .19       $  .00           $  .30        $  .00
                                                    ======       ======           ======        ======

As of June 30, 1997 and 1998, 346,500 and 323,167 options, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

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

In June 1998, the Company and its bank amended its loan agreement, entering into an $11,000,000 secured, committed revolving line of credit. This line of credit is secured by substantially all assets of the Company and extends through January 31, 2000. Interest on this credit line is based on the prime rate or LIBOR plus 1.55% to 2.30%. There is an unused fee ranging from .15% to .25%, based on the performance levels of certain financial ratios. The Company will be required to maintain certain financial ratios, including, among others, debt service, minimum working capital and tangible net worth. The credit line is for working capital and merger and acquisition purposes. As of June 30, 1998, there was $3,301,866 outstanding under the line of credit.

7.  Concentration of Credit Risk
Sales to the Company's major domestic customer during the three and six month periods ended June 30, 1998 were approximately 28.1% and 27.5% of total sales, respectively as compared to 23.2% and 25.5%, respectively for the same period of 1997. Export sales as a percent of total sales during the second quarter were approximately 7.3% and 5.6% in 1998 and 1997, respectively.

8.  New Accounting Standards
In May 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, requires that the costs of start-up activities, including organization costs, be expensed as incurred. Initial adoption of SOP 98-5 should be as of the beginning of the fiscal year in which it is first adopted and should be reported as a cumulative effect of a change in accounting principle. As of June 30, 1998, the Company had approximately $158,000 of capitalized start-up costs included in other assets in the accompanying consolidated balance sheet. As of January 1, 1999 the net book value of these start-up costs will be approximately $136,000.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998. The Company believes that the adoption of Statement 133 will not have a material effect on its financial statements.

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

In July, 1997, the Company established a wholly owned subsidiary, Quail Piping Products, Inc. ("Quail") to manufacture and market corrugated polyethylene piping systems for use in water, sewer and drain applications and polyethylene fiber optic cable duct for use by the telecommunications industry. Quail's first manufacturing facility, for which limited production commenced in March 1998, is located in Magnolia, Arkansas. In June 1998, the Company and Quail closed on a second manufacturing facility in Kingman, Arizona, which is scheduled to begin production in October, 1998. These new product lines increase the manufacturing component of the Company's business, further diversify the Company's product offerings and distribution base and positions the Company to penetrate new markets providing additional opportunities to increase sales of the Company's distributed products.

Results of  Operations

The following table sets forth, for the periods indicated, the Company's net sales as well as certain income and expense items, expressed as a percentage of sales:

                                                                  Three months ended               Six months ended
                                                                       June 30,                      June 30,
                                                           ------------------------------- ------------------------------
                                                               1997             1998           1997            1998
                                                           --------------  --------------- --------------  --------------
Net sales                                                      100.0%           100.0%         100.0%          100.0%
Cost of sales                                                   62.8%            66.6%          62.9%           65.0%
      Gross Profit                                              37.2%            33.4%          37.1%           35.0%
Selling, general and administrative expenses                    26.0%            31.4%          27.7%           33.0%
Research and development expenses                                0.0%             0.9%           0.0%            0.8%
      Income from operations                                    11.2%             1.1%           9.4%            1.2%
Interest expense, net                                           -0.5%            -1.0%          -0.4%           -1.0%
Income before provision for income taxes                        10.7%             0.1%           9.0%            0.2%
Provision for income taxes                                       4.5%             0.1%           3.8%            0.1%
       Net income                                                6.2%             0.0%           5.2%            0.1%


Net Sales

Net sales were $9.1 million for the quarter ended June 30, 1998 as compared to $10.1 million for the second quarter of 1997. Net sales for the six months ended June 30, 1998 were $17.2 million as compared to $19.3 million for the comparable 1997 six month period. Quarterly and year to date 1998 sales of distributed products decreased by 30% and 24%, respectively over the same periods of 1997 due mainly to broad weaknesses across the industrial manufacturing marketplace due in part to the continued slowdown within the semiconductor manufacturing industry and heightened concern over the economic status in Asia. The decrease in distributed product sales for the 1998 periods was also reflective of promotional efforts, which increased sales in the 1997 second quarter for the sale of such products. Sales of manufactured product including revenues from the sale and rental of welding equipment increased by 32% in the 1998 second quarter as compared to the same period in 1997. This increase was mainly due to a strong 1998 second quarter demand for sales of the Company's actuation products coupled with the Company's wholly owned subsidiary, Quail Piping Products, Inc., increasing its production, and sales capacity throughout the quarter, of its corrugated polyethylene pipe and fiber optic cable duct pipe. This subsidiary should be approaching full production capacity in its Arkansas facility by September, 1998. The 15% increase in year to date sales of manufactured products in 1998 as compared to 1997 is a result of increased sales of actuation and filtration products, a full six months sales of the Company's May 1997 acquisition of the vortex flow meter product line and the commencement of sales from Quail, more than offsetting the sharp decline in sales of dual containment pipe products and welding equipment revenues to the military, semiconductor and other industrial markets.

Export sales for the three and six month periods ended June 30, 1998 were $634,000 and $1,218,000, respectively compared to $571,000 and $1,481,00 for the corresponding periods of

1997. Sales to the Company's largest single customer were approximately 27% and 25% of total sales for the six month periods ended June 30, 1998 and 1997, respectively.


Gross Profit

Gross profit as a percentage of sales was 37.2% and 37.1% during the three and six months ended June 30, 1997, respectively as compared to 33.4% and 35.0% for the same periods of 1998. The quarterly and year to date decrease was due to aggressive pricing to increase sales volume for the Company's products coupled with the inability to recognize economies of scale within the production process due to lower than expected sales volume, more than offsetting the gross profit benefit from increased manufactured product sales and the strong U.S. dollar as compared to the Japanese yen. Gross profit as a percentage of sales for both periods was also impacted by the temporary manufacturing inefficiencies associated with the start-up of Quail's production process. The gross margin on certain of Quail's products will be lower than the overall gross margin of certain of the Company's products. However, these sales will require only modest incremental increases in operating expenses.


Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 1998 were $2.8 million, an increase of $211,000 from the second quarter of 1997. The quarterly increase is a result of increased commission and freight expenses due to the nature of the Company's quarterly sales and an overall increase in sales related travel and entertainment expenses offsetting decreases resulting from the adjustment of certain performance related expenses during the quarter. Additionally, operating costs associated with the commencement of operations with Quail increased overall selling, general and administrative expenses for the quarter. Selling, general and administrative expenses as a percentage of sales were 31.4% in the 1998 second quarter compared to 26.0% in the 1997 second quarter, reflective of an increase in expenses due to the start-up of Quail with only limited sales volume in the quarter together with the overall decrease in the Company's sales with relatively no change in selling, general and administrative expenses.

Selling, general and administrative expenses were $5.7 million for the six months ended June 30, 1998, an increase of $338,000 from the same period of 1997. Included in selling, general and administrative expenses forth 1998 six month period were approximately $421,000 of expenses related both to the start-up of Quail, which began limited scale production in late March of 1998 and which is expected to be fully operational in August 1998, and to the Company's patent infringement lawsuit. The final decision from the December 1997 patent infringement lawsuit, whereby the Company is enforcing its U.S. patent rights against a major competitor, has yet to be rendered. Selling, general and administrative expenses, excluding the above mentioned charges, were $5.2 million for the six months ended June 30, 1998 as compared to $5.3 million in the 1997 period. The overall decrease is reflective of increased amortization and commission expenses as a result of the Company's May 1997 acquisition of the plastic flow meter division coupled with an overall increase in sales related travel and entertainment expenses to support the Company's sales effort being offset by the decrease in performance related accrued expenses, the capitalization of certain labor charges related to the Company's installation of a new internal computer software system and the absence of a one time charge expensed in the 1997 first quarter related to an unrealized acquisition.

Interest Expense and Income Taxes

Interest expense increased $22,000 and $53,000 in the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding periods of 1997. The overall increase was due to interest expense incurred on operational borrowings both for the Company and for Quail. Interest income was $17,000 and $48,000 lower in the respective three and six month periods ended June 30, 1998 as compared to the corresponding periods of 1997 as a result of lower overall investable cash.

Income taxes decreased $449,000 in the second quarter of 1998 and decreased $713,000 for the six months ended June 30, 1998 as compared to 1997.


Liquidity and Capital Resources

The Company has financed its operations through cash generated from operations, the sale of equity securities, borrowings under lines of credit and Industrial Revenue Bond financings. In addition, the Company has benefited from favorable payment terms under a $6 million open account arrangement, increased to $8 million in May, 1998, for the purchase of Japanese valve products, as to which the majority of its purchases are at payment terms of 180 days after the bill of lading date.

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

In June 1998, the Company and its bank amended the above facilities and executed a loan agreement for an $11,000,000 secured, committed revolving line of credit. This line of credit is secured by substantially all assets of the Company and extends through January 31, 2000. Interest on this credit line is based on the prime rate or LIBOR plus 1.55% to 2.30%. There is an unused fee ranging from
 .15% to .25%, based on the performance levels of certain financial ratios. The Company will be required to maintain certain financial ratios, including, among others, debt service, minimum working capital and tangible net worth. The credit line is for working capital and merger and acquisition purposes. As of June 30, 1998, there was $3,301,866 outstanding under the line of credit.

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

In July, 1997, the Company established a wholly-owned subsidiary, Quail Piping Products, Inc. to manufacture and market corrugated polyethylene piping systems for use in water, sewer and drain applications and polyethylene fiber optic duct pipe for use in the telecommunications industry. Quail's first manufacturing facility, for which limited production commenced in March 1998, is located in Magnolia, Arkansas. The facility and manufacturing equipment are being financed by Arkansas Industrial Revenue Bonds totaling $4.3 million. As of June 30, 1998, the Company had expended approximately $3.4 million in connection with the purchase of the facility and equipment for use in Quail's Arkansas operations. Payments on the bonds began in January 1998, with equal monthly principal payments and extend until December 2007. The bonds bear interest at 5.89%. In June 1998, for the purchase price of $1,139,844 funded by borrowings under the Company's line of credit, the Company and Quail closed on a second manufacturing facility in Kingman, Arizona, which is scheduled to begin production in October, 1998. Total project costs for the Arkansas facility and equipment, which are estimated to be $8 million, will be financed through the County of Mohave Industrial Development Bonds which will be finalized during the third quarter of 1998, at which time the Company will be reimbursed for the cash utilized as deposits or payments.

At June 30, 1998 cash and cash equivalents were $95,000.

The Company used $804,000 of cash flow from operations during the six months ended June 30, 1998 as compared to $1,021,000 of cash flow generated from operations for the comparable 1998 period. The decrease is due to the significantly lower net income level in the 1998 period as compared to the 1997 period coupled with the operating cash flow impact associated with changes in accounts receivable and inventory from December 31, 1996 to June 30, 1997 as compared to December 31, 1997 to June 30, 1998. Accounts receivable at June 30, 1998 increased $949,000 from December 31, 1997, mainly due to the timing of sales and payments between periods and the commencement of production, and sales, from Quail. Inventory at June 30, 1998, increased $1,619,000 from December 31, 1997, primarily due to lower than expected sales levels and the start up of Quail's production process. For the comparative 1997 period, accounts receivable increased $33,000 and inventory increased $921,000. The increase in inventory was mainly due to the timing of inventory receipts and additional on-hand inventory as a result of the Company's May 1, 1997 acquisition of the plastic flow meter division of Universal Flow Monitors, Inc.

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


Material Uncertainties

Year 2000 Issues. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, many date sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company utilizes software and related technologies throughout its business that will be affected by the date change in the Year 2000. An internal study continues to be performed to determine the full scope and related costs to insure that the Company's internal systems and external resources continue to meet its needs and those of its customers. The majority of the Company's internal information systems are in the process of being replaced with fully-compliant new systems. The Company began incurring expenses in 1997 to resolve this issue. All expenditures, including internal staff costs as well as consulting and other expenses, will be expensed as incurred, in compliance with GAAP, and are not expected to have a material impact on the Company's ongoing results of operations. The Company has begun the process of identifying and initiating communications with its significant suppliers and customers to determine the extent to which the Company is vulnerable to the failure of such parties to remediate Year 2000 compliance issues.

Sources of Supply. The Company purchases substantially all of its requirements for valves from Asahi Organic Chemicals Industry Co. Ltd. ("AOC"), and a large percentage of the pipe and fittings sold by the Company are supplied by Alois-Gruber GmbH ("Agru"). The Company has exclusive contracts of supply and distribution in defined territories with both AOC and Agru that extend through 1999. Under the contract with AOC, the Company agreed to purchase $140 million of product over the 10 year term of the contract. Through December 31, 1997, the Company had purchased approximately $71.4 million of product. The Company's contract with AOC may be terminated only for cause, including breach of the contract or the bankruptcy of a party. The Company's contract with Agru renews automatically for an additional five year period unless either party gives notice of termination no less than twelve months prior to the end of the term. Although alternative sources of supply are available, the loss of either AOC or Agru as a source of supply would have a material adverse effect on the Company. Representatives of the Company are currently negotiating an extension of the contract with AOC, but there can be no assurance that the agreement will be extended.

                            Part II Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

         (a) The Company held an annual meeting of shareholders on May 27, 1998.

         (b) Not required.

         (c) Set forth below is a brief description of each matter voted upon at the meeting, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter and including a separate tabulation with respect to each nominee for office:

                                                    Number of Shares
                                                    ----------------
1.    Election of Directors:                   For            Withheld Authority
                                               ---            ------------------
         Samuel J. Gerson                   3,149,535               7,101

         Nanette S. Lewis                   3,146,590              10,046

         Masashi Uesugi                     3,148,635               8,001

2. To ratify the appointment of Arthur Andersen LLP as independent auditor of the Company:

                                         Number of Shares
                                         ----------------
         For:                               3,147,686

         Against:                               7,900

         Abstain:                               1,050

         Broker Non-Vote:                           0


Item 6.       Exhibits and Reports on Form 8-K
              a) Exhibits

              10.1 Amended and Restated Credit and Security Agreement in favor of Citizens Bank of Massachusetts dated as of June 30, 1998.

              27    Financial Data Schedule

                                   Signatures


Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ASAHI/AMERICA, INC.


Dated: August 13, 1998            By: /s/  Leslie B. Lewis
                                      --------------------
                                  Leslie B. Lewis, President and Principal
                                  Executive Officer


                                  By: /s/  Kozo Terada
                                  --------------------
                                  Kozo Terada, Vice President, Principal
                                  Financial and Accounting Officer and Treasurer