Form 10-Q
period 1998-09-30
ASAHI AMERICA INC
filed 1998-11-13
CIK 906873

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended September 30, 1998

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

                                  Yes [X]  No [ ]

       The registrant had 3,382,228 shares of common stock outstanding at
                                October 31, 1998.

                      Asahi/America, Inc. and Subsidiaries
                                    Form 10-Q
                                      Index

                                                                          Page No.
                                                                          --------
Part I    Financial Information

Item 1 -  Condensed Consolidated Financial Statements

          Consolidated Balance Sheets- December 31, 1997 and
          September 30, 1998                                                 2

          Consolidated Statements of Operations - Three and
          Nine Months ended September 30, 1997 and 1998                      3

          Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 1997 and 1998                                  4

          Notes to Consolidated Financial Statements                         5

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                8

Part II  Other Information

Item 6                                                                      14

Signatures                                                                  15


                      Asahi/America, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)
                                 (in thousands)

                                                                             December 31,     September 30,
                                                                                 1997              1998
                                                                            ---------------    -------------
ASSETS
Current Assets
      Cash and cash equivalents                                                  $     916         $     48
      Restricted Cash                                                                    -            5,078
      Accounts receivable, less reserves of $263 at December 31, 1997
         and $265 at September 30, 1998                                              4,213            6,348
      Inventories                                                                    9,336           11,213
      Prepaid expenses and other current assets                                        611              616
                                                                            ---------------    -------------
         Total current assets                                                       15,076           23,303

Property and Equipment, net                                                         11,754           18,266

Other Assets
      Goodwill, net of accumulated amortization of $1,654 at
         December 31, 1997 and $1,893 at September 30, 1998                          2,470            2,232
      Other, net                                                                     2,749            3,574
                                                                            ---------------    -------------
         Total other assets                                                          5,219            5,806
                                                                            ===============    =============
                                                                                 $  32,049         $ 47,375
                                                                            ===============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Demand note payable to bank                                                $   1,000          $ 3,005
      Current portion of MIFA obligations                                              145              150
      Current portion of GECPF obligations                                             430            1,252
      Current portion of capital lease obligations                                     149              320
      Accounts payable                                                               4,857            6,459
      Accrued expenses                                                                 992            1,586
      Deferred income taxes                                                            734              734
                                                                            ---------------    -------------
         Total current liabilities                                                   8,307           13,506
                                                                            ---------------    -------------

MIFA Obligations, less current portion                                               3,615            3,465
                                                                            ---------------    -------------
GECPF Obligations, less current portion                                              1,047           10,600
                                                                            ---------------    -------------
Capital Lease Obligations, less current portion                                        302              587
                                                                            ---------------    -------------
Deferred Income Taxes                                                                  177              177
                                                                            ---------------    -------------
Commitments                                                                              -                -

Stockholders' Equity
      Common Stock                                                                  13,603           13,721
      Additional paid-in capital                                                       579              579
      Retained  Earnings                                                             4,646            4,915
                                                                            ---------------    -------------
                                                                                    18,828           19,215
                                                                            ---------------    -------------
      Less-Note receivable from stockholder/officer                                    227              175
                                                                            ---------------    -------------
         Total stockholders' equity                                                 18,601           19,040
                                                                            ===============    =============
                                                                                 $  32,049          $47,375
                                                                            ===============    =============

See accompanying notes to consolidated financial statements.

                      Asahi/America, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)
                      (in thousands, except per share data)

                                                                   Three months ended               Nine months ended
                                                                      September 30,                   September 30,
                                                             -----------------------------     ------------------------------
                                                                1997            1998               1997             1998
                                                             ------------    -----------       -------------    -------------
Net sales                                                         $9,262        $10,605             $28,519          $27,773

Cost of sales                                                      5,885          6,994              18,005           18,147
                                                             ------------    -----------       -------------    -------------
      Gross Profit                                                 3,377          3,611              10,514            9,626

Selling, general and administrative expenses                       2,359          3,144               7,686            8,809
Research and development expenses                                      -             96                   -              244
                                                             ------------    -----------       -------------    -------------

      Income from operations                                       1,018            371               2,828              573

Other income, net                                                      -            225                   -              225
Interest expense, net                                                (60)          (152)               (133)            (326)
                                                             ------------    -----------       -------------    -------------

Income before provision for income taxes                             958            444               2,695              472

Provision for income taxes                                           402            187               1,132              203

                                                             ------------    -----------       -------------    -------------
      Net Income                                                  $  556        $   257             $ 1,563          $   269
                                                             ============    ===========       =============    =============

Basic earnings per share                                          $ 0.17        $  0.08             $  0.47          $  0.08
                                                             ============    ===========       =============    =============

Diluted earnings per share                                        $ 0.17        $  0.08             $  0.47          $  0.08
                                                             ============    ===========       =============    =============

Weighted average number of shares outstanding                  3,358,669      3,382,228           3,346,223        3,374,189
                                                             ============    ===========       =============    =============

Weighted average number of common shares
      outstanding, assuming dilution                           3,358,669      3,382,228           3,346,223        3,374,745
                                                             ============    ===========       =============    =============

See accompanying notes to consolidated financial statements.

                      Asahi/America, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                                                              Nine months ended
                                                                                                 September 30,
                                                                                           ------------------------
                                                                                              1997        1998
                                                                                           ----------- ------------
Cash flows from operating activities
      Net Income                                                                            $   1,563    $     269
      Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
         Depreciation and amortization                                                          1,085        1,211
         Changes in assets and liabilities
             Accounts receivable                                                                  425       (2,135)
             Inventories                                                                         (338)      (1,877)
             Prepaid expenses and other current assets                                           (121)          (4)
             Accounts payable                                                                    (633)       1,602
             Accrued expenses                                                                    (544)         594
                                                                                           ----------- ------------
         Net cash provided by (used in) operating activities                                    1,437         (340)
                                                                                           ----------- ------------

Cash flows from investing activities
      Purchase of property and equipment                                                       (1,842)      (1,615)
      Acquisition of certain assets of Universal Flow Monitors, Inc.                           (3,000)           -
      Increase in others assets                                                                  (804)        (908)
                                                                                           ----------- ------------
         Net cash used in investing activities                                                 (5,646)      (2,523)
                                                                                           ----------- ------------

Cash flows from financing activities
      Borrowings under demand note payable to bank                                              1,313        4,305
      Payments under demand note payable to bank                                                    -       (2,300)
      Payments on MIFA obligations                                                               (135)        (145)
      Payments on GECPF obligations                                                                 -         (391)
      Payments on capital lease obligations                                                       (84)        (222)
      Payments of note receivable from stockholder/officer                                         53           52
      Proceeds from stock issued under ESPP                                                        99          118
      Proceeds from reimbursement of amounts financed under GECPF                                   -          311
      Proceeds from sales-leaseback financing                                                       -          267
                                                                                           ----------- ------------
         Net cash provided by financing activities                                              1,246        1,995
                                                                                           ----------- ------------

Net decrease in cash and cash equivalents                                                      (2,963)        (868)
Cash and cash equivalents, beginning of period                                                  3,028          916
                                                                                           =========== ============
Cash and cash equivalents, end of period                                                    $      65    $      48
                                                                                           =========== ============

Supplemental cash flow disclosures:
      Cash paid during the year for:
         Interest                                                                           $     242    $     485
                                                                                           =========== ============
         Income taxes                                                                       $   1,064    $     205
                                                                                           =========== ============
Supplemental schedule of noncash investing and financing activities:
           Acquisition of assets under capital lease obligations                            $     305    $     411
                                                                                           =========== ============
           Purchase of certain assets with stock options                                    $     445    $       -
                                                                                           =========== ============
           Restricted cash held for equipment purchase under GECPF                          $       -    $   5,078
                                                                                           =========== ============
                                                                                           =========== ============
           Acquisition of equipment under GECPF bond financing                              $       -    $   5,378
                                                                                           =========== ============

See accompanying notes to consolidated financial statements.

                      Asahi/America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1. Presentation of Interim Information

The unaudited interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments which the Company considers necessary for a fair presentation of such information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto which are contained in the Company's Form 10-K for the year ended December 31, 1997. Interim results are not necessarily indicative of the results for a full year.

2. Financial Statements

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Asahi Engineered Products, Inc. and Quail Piping Products, Inc. All significant intercompany balances and transactions have been eliminated.

3. Cash Equivalents

Cash equivalents, if any are short-term, highly liquid investments with original maturities of less than three months and consist primarily of treasury notes.

4. Inventories

Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. The components of inventory are summarized as follows:

                                               December 31,       September 30,
                                                  1997                1998
                                                  ----                ----
              Raw materials                     $   514             $   977
              Finished goods                      8,644               9,827
                                                -------             -------
                                                  9,158              10,804
              LIFO surplus                          178                 409
                                                -------             -------
               Total                            $ 9,336             $11,213
                                                =======             =======

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

Basic and diluted earnings per share for the three and nine month periods ended as of September 30, 1997 and 1998, were calculated as follows:

                                                      Three months ended                  Nine months ended
                                                         September 30,                       September 30,
                                                    1997               1998               1997             1998
                                                    ----               ----               ----             ----
Basic-
  Net income                                    $    555,829       $    257,051        $1,563,148      $   269,240
                                                ============       ============        ==========      ===========

  Weighted average common shares outstanding       3,358,669          3,382,228         3,346,223        3,374,189

Diluted-
  Effect of dilutive securities                            -                  -                 -                -
  Stock options                                            -                  -
                                                                                                -              556
                                                 -----------       ------------        -----------     -----------

  Weighted average common shares
     outstanding, assuming dilution                3,358,669          3,382,228         3,346,223        3,374,745
                                                 -----------       ------------        ----------      -----------

Basic earnings per share                            $    .17           $    .08           $   .47         $    .08
                                                    ========           ========           =======         ========

Diluted earnings per share                          $    .17           $    .08           $   .47         $    .08
                                                    ========           ========           =======         ========

As of September 30, 1997 and 1998, 346,500 and 339,167 options, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

6. Revolving Credit Line

In June 1998, the Company and its bank amended its existing loan agreement, entering into an $11,000,000 secured, committed revolving line of credit. This line of credit is secured by substantially all assets of Asahi/America, Inc. and extends through January 31, 2000. Interest on this credit line is based on the prime rate or LIBOR plus 1.55% to 2.30%. There is an unused fee ranging from .15% to .25%, based on the performance levels of certain financial ratios. The Company will be required to maintain certain financial ratios, including, among others, debt service, minimum working capital and tangible net worth. Currently, the Company is non-compliant with a financial ratio and is in the process of obtaining a waiver from its bank. The credit line is for working capital and merger and acquisition purposes. As of September 30, 1998, there was $3,005,321 outstanding under the line of credit.

7. Concentration of Credit Risk

Sales to the Company's major domestic customer during the three and nine month periods ended September 30, 1998 were approximately 25.1% and 26.6% of total sales, respectively as compared to 26.1% and 25.7%, respectively for the same period of 1997. Export sales as a percent of total sales during the third quarter were approximately 4.1% and 6.7% in 1998 and 1997, respectively.

8. New Accounting Standards

In May 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, requires that the costs of start-up activities, including organization costs, be expensed as incurred. Initial adoption of SOP 98-5 should be as of the beginning of the fiscal year in which it is first adopted and should be reported as a cumulative effect of a change in accounting principle. As of September 30, 1998, the Company had approximately $147,000 of capitalized start-up costs included in other assets in the accompanying consolidated balance sheet. As of January 1, 1999 the net book value of these start-up costs will be approximately $136,000.

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting For Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting .

Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantially modified after December 31, 1997 (and, at the company's election, before January 1, 1998). The Company believes that the adoption of Statement 133 will not have a material effect on its financial statements.

                           Asahi/America, Inc. and Subsidiary
            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Overview

The Company is a manufacturer and distributor of thermoplastic valves, piping systems, flow meter devices, filtration equipment and components manufactured by the Company and others for use in a wide variety of environmental and industrial applications. Manufactured products include valve actuators and controls, specialized valve assemblies, double containment piping systems, thermoplastic flow meter devices and filtration equipment. Distributed products consist principally of thermoplastic valves, pipe and fittings which are purchased from two major foreign suppliers under long term supply agreements. The Company also realizes revenue for the rental and sale to contractors and end user customers of specialized welding equipment that is used in connection with the installation of the Company's piping systems.

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

In July, 1997, the Company established a wholly owned subsidiary, Quail Piping Products, Inc. ("Quail") to manufacture and market corrugated polyethylene piping systems for use in water, sewer and drain applications and polyethylene fiber optic cable duct for use by the telecommunications industry. Quail's first manufacturing facility, for which limited production commenced in March 1998, is located in Magnolia, Arkansas. In June 1998, the Company and Quail closed on the purchase of a second manufacturing facility in Kingman, Arizona, which commenced production in October, 1998. Both of Quail's plants are currently manufacturing fiber optic cable duct to satisfy existing orders. Quail's Arkansas facility is currently working with the manufacturer of the corrugating equipment to resolve certain production issues, which to date are being resolved in a manner satisfactory to the Company, so as to allow the equipment to function continuously and properly. These new product lines increase the manufacturing component of the Company's business, further diversify the Company's product offerings and distribution base and positions the Company to penetrate new markets providing additional opportunities to increase sales of the Company's distributed products.

Results of  Operations

The following table sets forth, for the periods indicated, the Company's net sales as well as certain income and expense items, expressed as a percentage of sales:

                                                                  Three months ended               Nine months ended
                                                                    September 30,                  September 30,
                                                            ------------------------------  -----------------------------
                                                                1997            1998            1997            1998
                                                            -------------  ---------------  --------------  -------------
Net sales                                                       100.0%          100.0%          100.0%          100.0%
Cost of sales                                                    63.5%           66.0%           63.1%           65.3%
      Gross Profit                                               36.5%           34.0%           36.9%           34.7%
Selling, general and administrative expenses                     25.5%           29.6%           27.0%           31.7%
Research and development expenses                                 0.0%            0.9%            0.0%            0.9%
      Income from operations                                     11.0%            3.5%            9.9%            2.1%
Other income, net                                                 0.0%            2.1%            0.0%            0.8%
Interest expense, net                                            -0.6%           -1.4%           -0.4%           -1.2%
Income before provision for income taxes                         10.4%            4.2%            9.5%            1.7%
Provision for income taxes                                        4.4%            1.8%            4.0%            0.7%
       Net income                                                 6.0%            2.4%            5.5%            1.0%

Net Sales

Net sales were $10.6 million and $27.8 million for the three and nine month periods ended September 30, 1998, respectively, as compared to $9.3 million and $28.5 million for the same periods of 1997. Quarterly sales of manufactured products, including the sale and rental of welding equipment, increased by 24% over the 1997 third quarter. This increase was mainly due to the Company's wholly owned subsidiary, Quail Piping Products, Inc., which experienced its first full quarter of production and sales of its fiber optic cable duct pipe coupled with limited sales volume of its corrugated polyethylene pipe. Sales of corrugated polyethylene pipe were below the Company's anticipated levels as of this point, due to delays in the shipping of the related equipment and certain performance issues experienced with the set-up and start-up of the equipment. The Company and the equipment manufacturer are currently working to resolve the manufacturing issues, which to date are being resolved in a manner satisfactory to the Company. Third quarter sales of manufactured product in 1998 also benefited from increasing demand for sales of the Company's actuation products coupled with project related sales increases of piping and flow meter products. Distributed product sales in the third quarter of 1998 increased 9% over sales of such products in the 1997 third quarter as a result of new distributor business and increased project related business in the quarter.

Year to date sales of manufactured products increased 18% in 1998 as compared to 1997 as a result of increased sales of actuation and filtration products, a full nine months sales of the Company's May 1997 acquisition of the vortex flow meter product line and the commencement of sales from Quail, offsetting the decline in sales of dual containment pipe products and welding equipment revenues. Distributed product sales decreased by 14% for the nine months ended September 30, 1998 as compared to 1997 due mainly to a decline in demand as a result of the broad weaknesses across the industrial manufacturing marketplace due in part to the continued slowdown within the semiconductor manufacturing, mining and chemical processing industries and heightened concern over the economic status in Asia. The decrease in distributed product sales for the 1998 periods was also reflective of promotional efforts, which increased sales in the 1997 for the sale of such products.

Export sales for the three and nine month periods ended September 30, 1998 were $409,000 and $1,598,000, respectively compared to $624,000 and $2,104,000 for the corresponding periods of 1997. Sales to the Company's largest single customer were approximately 27% and 26% of total sales for the nine month periods ended September 30, 1998 and 1997, respectively.

Gross Profit

Gross profit as a percentage of sales was 36.5% and 36.9% during the three and nine months ended September 30, 1997, respectively as compared to 34.0% and 34.7% for the same periods of 1998. The quarterly and year to date decrease was due to continued aggressive pricing to maintain and increase sales volume for the Company's products, the inability to recognize economies of scale within the production process due to lower than expected sales volume, a price increase implemented by the Company's Japanese supplier, on its purchase of valves and an approximate 20% downward turn in the value of the U.S. dollar as compared to the Japanese yen in the third quarter of 1998. Gross profit as a percentage of sales for both periods was also impacted by the temporary manufacturing inefficiencies associated with the start-up of Quail's production process and the equipment functionality issues being experienced with the corrugating machines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 1998 were $3.1 million as compared to $2.4 million in the third quarter of 1997. Selling, general and administrative expenses as a percentage of sales were 29.6% in the 1998 third quarter compared to 25.5% in the 1997 third quarter. The net quarterly increase, in terms of whole dollars and percentage of net sales, is a result of increased commission expenses due to the nature of the Company's quarterly sales, increased amortization and travel and related expenses relative to sales and administration functions and the timing of the reduction of certain performance related accrued expenses more than offsetting decreases in other corporate overhead expenses. Additionally, operating costs associated with the operations of Quail's Arkansas facility and start-up costs related to Quail's Arizona facility, increased overall selling, general and administrative expenses for the quarter with a greater impact as a percentage of sales given Quail's overall limited sales and production capacity at this time..

Selling, general and administrative expenses were $8.8 million for the nine months ended September 30, 1998, as compared to $7.7 million for the same period of 1997. Included in selling, general and administrative expenses for the 1998 nine month period were approximately $586,000 of expenses related to the start-up, administration and initial sales process of Quail's Arkansas and Arizona facilities, and approximately $132,000 related to the Company's patent infringement lawsuit. The final decision from the December 1997 patent infringement lawsuit, whereby the Company is enforcing its U.S. patent rights against a major competitor, has yet to be rendered. Selling, general and administrative expenses, excluding the above mentioned charges increased by approximately $400,000 over the nine months ended September 30, 1998 as compared to the 1997 period. The increase is reflective of increased amortization expenses as a result of the Company's May 1997 acquisition of the plastic flow meter division, increased commission expenses related to flow meter sales and to the attainment of other recurring business, coupled with an overall increase in sales related travel and entertainment expenses. The Company is currently in the process of initiating certain efforts within its organization to reduce overall overhead and labor expenses for the balance of 1998 and into 1999.

In connection with the Company's May, 1997 acquisition of the flow meter division of Universal Flow Monitors, Inc., the Company established a dedicated Research and Development department. This department is focusing its efforts on finalizing the development of a full range of sizes for ultrasonic flow meter, developing continued product and purity enhancements of the vortex shedding product line and working to develop digital communications between the Company's flow meters and actuators with the customers computer systems.

Other Income, Interest Expense and Income Taxes

Included in other income for the three and nine month periods ended September 30, 1998 is a gain of $225,000 received as a result of a settlement related to performance issues, received from the manufacturer of Quail's corrugated pipe manufacturing equipment. The settlement was in the form of credits to be taken on future purchases.

Interest expense increased $92,000 and $144,000 in the three and nine month periods ended September 30, 1998, respectively, as compared to the corresponding periods of 1997. The overall increase was due to interest expense incurred on additional Industrial Revenue Bond debt and to operational borrowings due to lower than expected sales levels for the Company and start up issues for Quail. Interest income was $1,000 and $48,000 lower in the respective three and nine month periods ended September 30, 1998 as compared to the corresponding periods of 1997 as a result of lower overall investable cash.

Income taxes decreased $215,000 in the third quarter of 1998 and decreased $929,000 for the nine months ended September 30, 1998 as compared to 1997.

Liquidity and Capital Resources

The Company has financed its operations through cash generated from operations, the sale of equity securities, borrowings under lines of credit and Industrial Revenue Bond financing. In addition, the Company has benefited from favorable payment terms under a $6 million open account arrangement, increased to $8 million in May, 1998, for the purchase of Japanese valve products, as to which the majority of its purchases are at payment terms of 180 days after the bills of lading dates.

In June 1998, the Company and its bank amended its then existing line of credit agreement and executed a loan agreement for an $11,000,000 secured, committed revolving line of credit. This line of credit is secured by substantially all assets of Asahi/America, Inc. and extends through January 31, 2000. Interest on this credit line is based on the prime rate or LIBOR plus 1.55% to 2.30%. There is an unused fee ranging from .15% to .25%, based on the performance levels of certain financial ratios. The Company will be required to maintain certain financial ratios, including, among others, debt service, minimum working capital and tangible net worth.

Currently, the Company is non-compliant with a financial ratio and is in the process of obtaining a waiver from its bank. The credit line is for working capital and merger and acquisition purposes. As of September 30, 1998, there was $3,005,321 outstanding under the line of credit.

On May 1, 1997, the Company acquired the related assets of the plastic flow meter division of Universal Flow Monitors, Inc. and The Rosaen Company including, two product lines with related inventory, equipment, patents and patent application rights. The total purchase price of $3.0 million was paid with cash and through borrowings on the Company's revolving credit line. The Company accounted for the acquisition as a purchase.

In July, 1997, the Company established a wholly-owned subsidiary, Quail Piping Products, Inc. to manufacture and market corrugated polyethylene piping systems for use in water, sewer and drainage applications and polyethylene fiber optic duct pipe for use in the telecommunications industry. Quail's first manufacturing facility, for which limited production commenced in March 1998, is located in Magnolia, Arkansas. The facility and manufacturing equipment are being financed by Arkansas Industrial Revenue Bonds totaling $4.3 million. As of September 30, 1998, the Company had expended approximately $4.2 million in connection with the purchase of the facility and equipment for use in Quail's Arkansas operations. Payments on the bonds began in January 1998, with equal monthly principal payments and extend until December 2007. The bonds bear interest at 5.89%. In June 1998, for the purchase price of $1,139,844, funded by borrowings under the Company's line of credit, the Company and Quail purchased a second manufacturing facility in Kingman, Arizona, commencing production of fiber optic cable duct in October, 1998 and anticipating to commence production of corrugated polyethylene piping in Q'1, 1999. Total project costs for the Arkansas facility and equipment, which are estimated to be $8 million, are being financed through the County of Mohave Industrial Development Bonds which were finalized in August 1998, at which time the Company was reimbursed for the cash utilized as deposits or payments. These bonds, which total $8 million, bear interest at 5.65% and are payable in equal monthly installment over 10 years, beginning in September, 1998.

At September 30, 1998 cash and cash equivalents were $48,000.

The Company used $340,000 of cash flow from operations during the nine months ended September 30, 1998 as compared to $1,437,000 of cash flow generated from operations for the comparable 1997 period. The decrease is due to the significantly lower net income level in the 1998 period as compared to the 1997 period coupled with the operating cash flow impact associated with changes in certain balance sheet accounts from December 31, 1996 to September 30, 1997 as compared to December 31, 1997 to September 30, 1998. Accounts receivable at September 30, 1998 increased $2.1 million from December 31, 1997, mainly due to the timing of the Company's sales and payments between periods and the first full quarter of production and sales from Quail. Inventory at September 30, 1998, increased $1.9 million from December 31, 1997, primarily due to lower than expected sales levels for the Company and the addition of Quail's production process. For the comparative 1997 period, accounts receivable decreased $425,000 and inventory increased $338,000. The accounts receivable decrease was a result of concerted collection efforts while the increase in inventory was mainly due to the timing of inventory receipts and additional on-hand inventory as a result of the Company's May 1, 1997 acquisition of the plastic flow meter division of Universal Flow Monitors, Inc. Furthermore, accounts payable and accrued expenses at September 30, 1998 increased $2.2 million from December 31, 1997 as a result of increased inventory levels and the addition of Quail.

The Company's industrial revenue bonds funded through the Massachusetts Industrial Finance Agency (MIFA) are secured by a letter of credit issued by a bank which is cross-collateralized and cross-defaulted with the Company's line of credit. The bonds consist of six separate series each with differing interest rates and maturities. Interest rates range from 4.2% to 5.1% and are subject to adjustment in 1999, 2004 and 2009. The maximum principal payable in any one year is $320,000 payable in 2014.

The Company believes that its current funds together with its line of credit facility and cash generated by operations will be sufficient to fund the Company's operations, debt service and capital requirements at least through the next 12 months.

Material Uncertainties

Year 2000 Compliance. The Year 2000 (Y2K) issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, many date sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat Y2K may cause systems to process critical financial and operational information incorrectly. The Company utilizes software and related technologies throughout its business that could be affected by the date change in Y2K. The Company has established an internal task force which has developed a testing and compliance program to ascertain whether and to what extent there may be a need to update its computer systems to become Y2K compliant. Additionally, the Company is in the process of communicating with key third party vendors and customers to ascertain their ability to become compliant. To manage its Y2K program, the Company has divided its efforts into four program areas:
1)Information Technology (computer hardware, software, and other data exchange sources); 2)Physical Plant (manufacturing equipment and facilities); 3)Products (including product development); and 4)Extended Enterprise (suppliers and customers). For each of these program areas, the Company is using a four-step approach: 1)Ownership (creating awareness, assigning tasks); 2)Inventory (listing items to be assessed for Y2K readiness); 3)Assessment (prioritizing the inventoried items, assessing their Y2K readiness, planning corrective actions, making initial contingency plans); and 4)Corrective Action Deployment (implementing corrective actions, verifying implementation, developing, finalizing and executing contingency plans). As of September 30, 1998, the Ownership and Inventory steps were essentially complete for all program areas. The target completion dates for priority items by remaining steps are as follows: Assessment -- December 1998; Corrective Action Deployment -- September 1999. To date, the Company has achieved approximately forty percent of its Assessment goals for its four program areas. The Assessment status for each program area is as follows: 1)Information Technology: Substantially all of the Company's business information systems (manufacturing, distribution, sales, financial, and human resources) have been assessed, corrected and verified, and corrected systems have been/have been identified, to be deployed. Hardware assessment is in process and on schedule for completion. There can be no assurance that the Company will complete in a timely manner the testing of such software/hardware products or the development/installation of any updates necessary to render such products Y2K compliant. Likewise, there can be no assurance that the Company will not encounter Y2K problems arising from these technologies or any other technologies that the Company may acquire in the future. 2)Physical Plant: Manufacturing equipment assessment is substantially completed with corrective actions, if necessary, scheduled. Facilities assessment is in process with continued assessments being made. These efforts are expected to be completed on schedule. 3)Products: the Company continues to assess the readiness of its current products. Product assessments are expected to be completed on time. 4)Extended Enterprise: the Company has begun contacting its suppliers regarding their Y2K readiness. The Company's Y2K supplier program includes assessing the readiness of its suppliers with a particular focus on those considered essential for prevention of a material disruption of the Company's business operations. The assessment is ongoing. The Company is also discussing Y2K status with selected strategic customers. The ability of vendors to supply and customers to purchase may be affected by Y2K issues, as vendors may be unable to supply and/or customers unable to purchase. There can be no assurance that the Company will not experience a disruption in its business as a result of third party noncompliance, the occurrence of which may have a material adverse effect on the Company's business, operating results and financial condition. Costs to Address Y2K Issues: Although the Company does not expect the non-capitalized costs associated with its Y2K project plan to be material, outside of labor time incurred by existing employees, there can be no assurance that unidentified Y2K problems will not cause the Company to incur material expenses in responding to such problems or otherwise have a material adverse effect on the Company's business, operating results and financial performance. Capitalizable costs, including costs of new hardware and software and the related costs of implementation and installation will approximate $1.6 million. Risks of Y2K Issues and Contingency Plans: The Company continues to assess the Y2K issues relating to its physical plant, products, suppliers and customers, as well as legal risks that may be associated with noncompliance. The Company's contingency planning process, although currently in the initial discussion stage, will be intended to mitigate worst-case business disruptions, such as delays in product delivery, which could potentially result from events such as supply chain disruptions. As noted above, the company expects its contingency plans to be complete by September 1999. If there are unidentified dependencies on internal systems or on key third parties to operate the business, or if any required modifications are not completed in a timely basis or are more costly to implement than currently anticipated, the Company's business, financial condition or results of operations could be materially adversely affected.

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

                                 ASAHI/AMERICA, INC.


Dated: November 14, 1998         By: /s/ Leslie B. Lewis
                                     ------------------------------------
                                 Leslie B. Lewis, President and Principal
                                 Executive Officer


                                 By: /s/ Kozo Terada
                                     ------------------------------------
                                 Kozo Terada, Vice President, Principal
                                 Financial and Accounting Officer and Treasurer