Form 10-K
period 1998-12-31
ASAHI AMERICA INC
filed 1999-03-24
CIK 906873

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 --------------
                                    FORM 10-K

(Mark One)
                  X  Annual Report Pursuant to Section 13 or 15(d) of the
                 --- Securities Exchange Act of 1934 for the fiscal year ended
                     December 31, 1998

                                       or

                     Transition Report Pursuant to Section 13 or 15(d) of the
                 --- Securities and Exchange Act of 1934


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

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10K or any amendments to this Form 10K. ____

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 10, 199 , was $4,576163. As of March 10, 1999, there were issued and outstanding 3,405,000 shares of the Registrant's Common Stock, without par value.

--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III, Items 10, 11, 12 and 13, hereof is incorporated by reference to the specified portions of the Registrant's Proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 1999 annual meeting of stockholders, which will be filed with the Commission on or before April 30, 1999; and certain exhibits to the Registrant's Form S-1 Registration Statement (File No. 333-2314), the Registrant's Form 10K for the years ended December 31, 1996 and 1997 and the Registrant's Form 10Q for the quarter ended September 30, 1997 are incorporated by reference in response to Part IV, Item 14.

                       Asahi/America, Inc. and Subsidiary

                                TABLE OF CONTENTS

Securities and Exchange Commission
Item Numbers and Description           PART I                              Page
----------------------------                                               ----

Item 1.  Business                                                            2

Item 2.  Properties                                                         12

Item 3.  Legal Proceedings                                                  12

Item 4.  Submission of Matters to a Vote of Security Holders                12

                                     PART II

Item 5.  Market for the Registrant's Common Equity
         and Related Stockholder Matters                                    13

Item 6.  Selected Financial Data                                            14

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                15

Item 7a. Quantitative and Qualitative Disclosure About Market Risk          21

Item 8.  Financial Statements and Supplementary Data                        21

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                             21

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                 21

Item 11. Executive Compensation                                             21

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                     21

Item 13. Certain Relationships and Related Transactions                     21

                               PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K                                                        21

Statements made or incorporated in this Form 10-K include a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including references to future growth improved margins and new markets. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends,", "plans", "future," and similar expressions, which express management's belief, expectations or intentions regarding the Company's future performance. Factors which may cause actual results to differ materially from those indicated by such forward-looking statements include, among others: 1) the inability of the Company to renegotiate its supply agreement with its principal supplier of valves or to secure an alternative source of supply, 2) the non-acceptance of prospective markets of thermoplastic products, 3) a decrease in the Company's available funds under its existing credit facility due to the failure to maintain required financial ratios, 4) the inability of the Company's subsidiary to achieve full production as scheduled due to equipment delivery and/or production issues, 5) adverse fluctuations in the exchange rate of the United States dollar versus the Japanese yen and the United States dollar versus the Austrian schilling, and 6) the unanticipated impact of the "Year 2000" problem.


                                     PART I

Item 1. BUSINESS

Introduction

     Asahi/America, Inc. ("AAI", together with its wholly owned subsidiaries, the "Company") markets and sells thermoplastic valves, piping systems, flow meter devices, filtration equipment and components manufactured by the Company and others for use in a variety of environmentally sensitive and industrial applications, including semiconductor manufacturing, chemical processing, waste and water treatment processing and pharmaceutical manufacturing, as well as for use in mining, aquarium and other industries. AAI, an ISO 9001 quality control certified manufacturer, produces electric and pneumatic valve actuators and controls, proprietary double containment thermoplastic piping systems, custom fabricated fittings and other specialty products including thermoplastic flow meter devices and filtration equipment. AAI offers a broad selection of industrial thermoplastic valves in, and, based on data recorded by the Valve Manufacturer's Association, believes it has one of the largest shares of, the United States industrial thermoplastic valve market.

     In July, 1997, the Company established a wholly owned subsidiary, Quail Piping Products, Inc. ("Quail"), to manufacture and market corrugated polyethylene piping systems for use in water, sewer and drain applications and polyethylene duct pipe for use in the telecommunications industry for the housing of fiber optic duct cable. Quail's manufacturing facilities, which are located in Magnolia, Arkansas and Kingman, Arizona, are being financed by Arkansas State Industrial Revenue Bonds and County of Mohave, Arizona Industrial Development Bonds, respectively, through GE Capital Public Finance, Inc. ("GECPF"). Limited production of corrugated pipe, in the Arkansas facility, commenced in the Spring of 1998, with full production by November, 1998, while full production of fiber optic cable duct in the Arizona facility commenced in October 1998. Production of corrugated pipe is scheduled to begin in the second quarter of 1999 at the Arizona facility. These new product lines increase the manufacturing component of the Company's business, further diversify the Company's product offerings and distribution base and positions the Company to penetrate new markets providing additional opportunity to increase sales of the Company's distributed products.

     AAI is the exclusive master distributor in the United States, Latin America and the Caribbean for Asahi Yukizai Kogyo Co., LTD, official English translation Asahi Organic Chemicals Industry Co., LTD ("AOC"), a Japanese company that the Company believes to be one of the largest manufacturers of thermoplastic valves in the world. AAI is also the exclusive master distributor in the United States for Alois-Gruber GmbH (together with its United States subsidiary, "Agru"), an Austrian manufacturer of thermoplastic pipe and fittings.

     AOC, Nichimen Corporation and its affiliate, Nichimen America Inc. ("Nichimen America"), collectively own approximately 28% of the Company. Nichimen Corporation, one of the largest Japanese trading companies, and Nichimen America, provide credit and import services to the Company in connection with its purchases from AOC and others.

     As a master distributor for AOC since 1974 and for Agru since 1985, AAI has developed a network of more than 300 United States and approximately 34 foreign distributors, with 11 additional foreign non-employee sales representatives. Initially developed as the distribution channel for the products purchased by AAI from AOC and Agru, this extensive distribution network also supports increasing sales of the higher margin products manufactured by the Company.

     End users of the Company's products often specify thermoplastic valves and piping systems over metal because thermoplastics resist corrosion and do not contaminate transported fluids or gases. The Company's products combine the benefits associated with all plastic valve and piping products, such as light weight, ease of installation, long life and low installed cost, with the additional benefits of thermoplastic products, such as resistance to damage from corrosion. The Company seeks to identify industrial applications where the end users' requirements justify the use of industrial thermoplastics. Examples include double containment corrosion-resistant piping systems that meet EPA regulations, piping systems for compressed air and gases, and high purity pipe and valves to assure contaminant free processing of liquids. AAI sells its products to distributors who sell to end users. Representative end users include Motorola, Waste Management Technologies, Micron Technology, the Army Corps of Engineers, Browning Ferris Industries, IBM, Schering-Plough, Estee Lauder, Rhone Poulenc and DuPont, none of which individually represents a material portion of the Company's sales. Quail sells direct to end user customers.

     AAI was originally founded to be the exclusive master distributor in the United States, Latin America and the Caribbean for AOC. Since the early 1980s, the Company has pursued a program to broaden its product lines and customer base in order to sell higher margin products that are complementary to the valves supplied by AOC. Highlights in the implementation of this program include the following:

     The addition of thermoplastic pipe. In 1985, AAI became the exclusive master distributor in the United States of thermoplastic pipe manufactured by Agru, enabling AAI to supply all of the components for complete thermoplastic piping systems. With the development of its own engineering and manufacturing capabilities, AAI is able to provide custom designed piping systems.

     The development of new products. AAI has developed a number of new higher margin products, including the introduction in 1980 of the its first valve actuator and in 1986 of its patented double containment piping system, known as DuoPro. AAI now manufactures several different types of pneumatic and electric actuators in a variety of sizes, which permit a valve to be operated from a remote site or controlled according to a programmed set of instructions. AAI's DuoPro piping systems, including detection systems, are designed to allow for detection and containment of accidental discharge of hazardous or toxic material, meet EPA requirements for underground transport of hazardous liquids, and address customer concerns for worker safety and protection of the environment.

     The acquisition of complementary product lines. The Company has sought to expand its product offerings by acquiring product lines that are not available from its principal suppliers.

     o In 1994, AAI acquired its PolyFlo product line of double containment pipe and fittings that are extruded or molded in a proprietary, patented one-step process. The PolyFlo product line, which is manufactured by the Company, is available in internal diameters up to 6 inches and complements AAI's DuoPro line, which is available in larger diameters.

     o AAI added a line of pressure relief valves in October 1995, when it acquired an exclusive perpetual license of the technology to manufacture the valves in thermoplastics.

     o In February 1996, AAI added a line of industrial filters, which alleviate environmental concerns relating to cartridge, oil and other waste disposal, which it now manufactures and assembles in its Malden, MA facility.

     o On May , 1997, AAI acquired the thermoplastic flow meter division and related assets of Universal Flow Monitors, Inc. and The Rosaen Company. The acquired product lines included the design, development, manufacture, marketing and servicing of a line of thermoplastic vortex flow sensor products known as the "Vortex Shedding Product Line" and a new line of vortex products using ultrasonic sensing technology. The production process for the 3/4 inch ultrasonic shedding flow meter has been completed and ultrasonic meters in other sizes are in the development stage. This division was integrated into the AAI's existing facility. The new product lines complement the AAI's existing business and diversify its total product offerings.

     The formation of new companies. In July, 1997 the Company established a wholly owned subsidiary, Quail Piping Products, Inc., to manufacture and market corrugated polyethylene piping systems for use in water, sewer and drain applications and polyethylene fiber optic duct pipe for use in the telecommunications industry for the housing of fiber optic lines. Currently, from its Arkansas plant, Quail is producing corrugated polyethylene pipe in up to 24 inches in diameter, with an additional line dedicated to fiber optic duct. Quail's Arizona operation is currently producing duct pipe and will have the ability to produce up to 48" diameter corrugated pipe during the first half of 1999.

     The expansion of its distribution network. The expansion of the Company's product lines enables the Company to increase sales to existing distributors, add distributors serving new markets and provide direct sale and service to end customers. In addition, the Company has initiated a number of programs to support its distributors, including the addition of an in-house engineering department to provide technical support, a variety of advertising and promotional programs, a reorganized sales department to better serve and identify new markets and customers, and the conducting of product education seminars. See "Business--Distribution and Marketing."

     In February 1996, AAI was awarded ISO 9001 status by the International Organization for Standardization based in Geneva, Switzerland, which is the principal international body for establishing guidelines for and certifying adherence to a stringent set of quality control and assurance standards. The award is significant in validating AAI's manufacturing standards and AAI believes that this standard, which is recognized in at least 80 countries, is of increasing importance in the selection of vendors of industrial products. AAI's two principal suppliers, AOC and Agru, are also ISO 9001 certified.

Industry Overview

     According to industry sources, the estimated United States market in 1998 for industrial valves was approximately $3.1 billion, unchanged from 1997. Industry sources estimate that, in 1999, the market for metal valves will remain relatively unchanged, at $3.2 billion, while the Company estimates its market for thermoplastic industrial valves is expected to grow by approximately 6% to 8%.

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

     Where the potential for damage to the environment is a consideration. Federal, state and local environmental authorities are mandating that companies which handle toxic fluids take steps to prevent leakage into the environment. All owners of underground storage tanks are required to be in compliance with the EPA's requirements regarding leak containment. Owners may comply with these requirements by using piping systems which are either made of corrosion resistant material, such as plastic, or are treated with corrosion resistant coating. Furthermore, the EPA is mandating the use of double containment systems, such as the Company's Duo Pro and PolyFlo products, a "pipe-within-a-pipe architecture,, to reduce the likelihood of leakage and to detect leaks.

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

Company Strategy

     Through its alliances with AOC and Agru, through its formation of Quail and its additions of high quality manufactured product offerings, the Company believes it has established itself as a market leader in thermoplastic industrial valves and piping systems, as evidenced by the breadth of its product line, industry recognition of its brand names, and the scope of its distribution network. The Company's strategy is to:

     Provide a thermoplastic alternative to metal valves and piping systems. The Company considers its primary competitors to be the suppliers of traditional metal products. The Company believes that a substantial opportunity exists for suppliers of thermoplastic products to gain a larger share of the total industrial market for valves, pipe and related system components.

     Develop and market products manufactured by the Company. As a master distributor for AOC and Agru, AAI believes it offers a broader line of thermoplastic valves and pipe than any of its competitors. The Company seeks to leverage its valve and pipe sales by offering complementary higher margin products manufactured by the Company. These products include valve actuators and controls, double containment piping systems, custom fittings and other specialty products including thermoplastic flow meter devices and filtration equipment. Additionally, with the start up of Quail, the Company has positioned itself to enter new markets with its manufactured corrugated polyethylene piping systems and fiber optic cable duct, while providing additional opportunity to increase sales of AAI's distributed products. Sales of products manufactured by the Company increased by 29.5% from 1997 to 1998, with sales of manufactured products have increased by over 106% from 1993 to 1998, from approximately $7.6 million (29.7% of total sales) to $15.7 million (41.8% of total sales). Total Company sales in 1998 to AAI's core markets were deeply affected by the instability of foreign markets and the rapid changes that occur within the technological sector, particularly semiconductor. This has caused an overall hesitation, cutback and decline in infrastructure expansion within the United States and foreign markets and has caused a general slowdown in daily recurring business. Despite this economic slowdown with AAI's core markets, the addition of Quail and its manufacturing processes, has enabled the Company to reposition itself to expand its higher margin manufacturing offering and achieve growth in other key vertical markets while working aggressively to expand into new markets and into new areas of opportunity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Identify and serve markets in diverse industries. The Company seeks to continue to expand the market for its products and diversify its end user base by identifying new applications where the benefits of thermoplastics are superior to metal piping systems. In the early 1980s, virtually all of the Company's products were sold through distributors to end users in the chemical processing industry. In 1998, total Company sales spanned numerous key industrial manufacturing industries, including the semiconductor, telecommunication, pharmaceutical and chemical processing industries, federal and local governmental agencies (in connection with environmental clean up of government-owned sites and water treatment facilities), and aquarium, cruise line, mining, waste management and municipal highway construction sectors. By expanding the applications for its products, the Company seeks to increase revenues, to reduce its vulnerability to economic downturns specific to the industries in which its customers operate, and to benefit from diverse market developments, including the anticipated returned growth of the semiconductor manufacturing industry, increased compliance with the EPA's underground storage tank regulations, and continued business concern for the protection of the environment.

     Acquire complementary product lines. The thermoplastic valve and pipe industry is fragmented, and the Company believes there are opportunities to expand its product base through acquisitions of complementary businesses and product lines. The Company believes that its current network of more than 300 United States and approximately 34 foreign distributors can serve as a marketing channel for complementary products. In the last four years, the Company expanded its product offerings with the acquisition of the PolyFlo product line, the acquisition of a line of industrial filtration equipment, a license of the technology for the manufacture of pressure relief valves and the May 1997 acquisition of the vortex flow meter division. Additionally, in July, 1997, the Company established the wholly owned subsidiary, Quail Piping Products, Inc. to manufacture and market corrugated polyethylene piping systems and polyethylene fiber optic cable duct. Management continues to explore and seek potential opportunities, including mergers and acquisitions, joint ventures, licensing, and start-up ventures that would benefit from exposure to the Company's broad and established distribution network or widen the Company's existing distribution channels.

Products

     AAI manufactures and sells thermoplastic valve actuators and controls, custom fabricated valves, proprietary double containment piping systems, industrial filtration equipment and thermoplastic flow meter devices, while Quail manufactures corrugated polyethylene piping systems and polyethylene duct pipe for fiber optic cable. Products marketed and sold by AAI include thermoplastic valves and pipe supplied by AOC and Agru, respectively. In addition, AAI rents and sells specialized welding equipment for use in the installation of its piping systems. With its broad product base, the Company is able to offer its end users "one stop shopping" to meet substantially all of their requirements for thermoplastic industrial valves, pipe and piping systems.

     The following table sets forth information concerning the contribution to total sales from the Company's principal classes of products (excluding sale and rental of welding equipment):

                                                                      Year ended December 31,
                                                                --------------------------------------
                                                             1996                 1997               1998
                                                             ----                 ----               ----
                                                                            ($ in thousands)
Distributed products, including valves, pipe
  and fittings...................................   $24,579   64.9%        $24,518   64.6%     $21,086   56.1%
Manufactured products, including actuators and
  controls, fabricated valves and piping systems,
  filtration equipment and plastic flow meters...   $11,374   30.0%        $12,141   32.0%     $15,728   41.8%

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

     The Company supplies thermoplastic piping systems made of PP, PVDF, HDPE and Halar. PP systems are offered in sizes from 3/8 inch to 24 inches, with PVDF and Halar offered in sizes from 1/2 inch through 12 inches. HDPE pipe and fittings are specifically used for compressed air lines, and are sold under the Company's trade name "Air-Pro". Typically, piping is sold as a system with the end user purchasing all the pipe, fittings and valves from one source. Piping system orders average $10,000 to $15,000, with several each year exceeding $100,000.

     In 1986, the Company developed and patented its DuoPro double containment piping system to meet requirements set forth by the EPA's Underground Storage Tank Regulations. Pipe and fittings primarily supplied by Agru are fabricated into systems as large as 18 inch diameter inner pipe by 24 inch diameter containment pipe. An average DuoPro system sells for $25,000 to $50,000.

     With the acquisition of the PolyFlo product line in 1994, the Company's double containment pipe line was expanded to include pipe which is extruded using a patented one-step manufacturing process.

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

     Corrugated polyethylene pipe. Thermoplastic pipe is specified over traditional materials in many new and upgraded water and waste projects for highways, landscaping, sewers, irrigation and for municipal water supply systems. Older systems utilize either concrete or steel. As concrete cracks and steel corrodes, there is a growing demand for corrosion-resistant plastic pipe. As engineers and contractors begin to specify plastic pipe for new projects and municipal codes change, the low installation cost and longer life benefits of plastic piping systems become more broadly recognized. The first Quail manufacturing facility, in Magnolia, Arkansas was completed in the Spring of 1998. After overcoming a number of production issues with the equipment, full production was achieved in November 1998. The corrugated polyethylene piping industry grows at an estimated 20% per year. Currently Quail has ability to produce pipe in up to 24" diameter size in its Magnolia plant, with up to 48" diameter size by late spring 1999 in its second manufacturing plant in Kingman, Arizona. Demand for duct pipe should continue as these systems are installed, utilizing the advantages of lower cost, lighter weight and longer life.

     Polyethylene duct pipe for fiber optic cable. Today, information communication networks are being configured using Internet Protocol technology. Internet and local/long distance telephone service providers are combining, using this technology to allow for quicker response time and lower costs. Fiber optic lines, housed in fiber optic cable duct, are allowing for this communication. Quail is becoming a major supplier of fiber optic cable duct, much in part to a 36 month supply agreement awarded to Quail during 1998. As technology continues to adapt, newer advanced fiber optic lines will be required to be installed. Demand for duct pipe should continue as these lines are installed, utilizing the advantages of lower cost, longer life and continuous 3800' lengths of pipe. So as to meet production demands, Quail's second regional manufacturing plant was purchased in Kingman, AZ in June 1998, with manufacturing of duct pipe commencing in October,

1998, together with Arkansas's operations, all operating at capacity.

     Other sources of sales. The Company also rents and sells specialized welding equipment for use in the installation of its piping systems. In 1998, revenues from the rental and sale of such equipment totaled approximately $765,000.

     During the past three years, the Company has invested in additional manufacturing equipment and plant expansion for AAI's operations in Malden, Massachusetts, Quail's operations in Magnolia, Arkansas and in Kingman, Arizona, and in new product development, with the goal of increasing its production capability and building a broader base of manufactured products. Recent products have included two electric actuators, a mini pneumatic actuator, printed circuit boards for more precise control of actuators, a fail safe battery pack, and a patented stem support assembly for landfill applications. While the Company will continue to develop new products and accessories and introduce new product lines, the Company has not incurred a material amount of expense for research and development during the past three fiscal years. In May 1997, the Company acquired the vortex division of Universal Flow Monitors, Inc. The acquired product lines include the design, development, manufacture, marketing and servicing of a line of thermoplastic vortex flow sensor products known as the "Vortex Shedding Product Line" and a new line of vortex products using ultrasonic sensing technology. The production process for the 3/4 inch ultrasonic shedding flow meter has been completed and ultrasonic meters in other sizes are currently in the development stage. In connection with this acquisition, the Company established a dedicated Research and Development department. This department is focusing its efforts on finalizing the development of a full range of sizes for ultrasonic flow meter, developing continued product and purity enhancements of the vortex shedding product line and working to develop digital communications between the Company's flow meters and actuators with the customers computer systems.

Distribution and Marketing

     Domestic. Substantially all of AAI's sales in the United States are made through an established network of more than 300 independent distributors, many of whom have been distributors of AAI's products for 20 years. Approximately 125 are stocking distributors, which carry an inventory of AAI's products. One distributor accounted for 23%, 32% and 26% of the Company's sales in 1996, 1997 and 1998, respectively. AAI's principal distributor estimates that it sold the AAI's products to not fewer than 5,000 end users in both 1997 and 1998.

     AAI supports its distributors with fourteen Company-employed sales representatives and one national sales manager. AAI also has an internal group of six employees who provide customer service and support to AAI's customer base. AAI's sales force works jointly with the its distributors and independently to develop sales leads, which are referred to the distributors. Additional sales and marketing support is provided by AAI's staff of eight engineers and two field technicians, who are available to provide technical information on the AAI's products, suggest solutions to customers' requirements and assist in the design and installation of full piping systems. AAI also promotes its products through trade shows, customer product seminars, and the use of promotional materials, including full color product brochures, advertising in trade journals, and other public relations activities.

     AAI has developed an extensive educational program for its distributors to train them in the use and benefits of its products. This program includes in-house and regional seminars, as well as one-on-one presentations by AAI's sales representatives to individual distributors and their sales forces. AAI's provides its distributors with extensive written materials relating to its products and their applications.

     AAI does not have contracts with its distributors. None of AAI's distributors carry AAI products exclusively. AAI believes that the use of distributors, which generally specialize in pipe and valve products and focus on specific industry or geographic markets and, accordingly, have specific knowledge of and contacts in particular markets, enhance the scope of AAI's marketing efforts and permits the AAI to penetrate a broader market without the significant costs associated with a large direct sales force that would otherwise be required.

     Quail supports its direct customers with three Company-employed sales representatives together with an internal group of three employees who provide customer service, product knowledge and support to the customer base. Quail also promotes its products through trade shows and related association memberships, and the use of promotional materials, including full color product brochures and other public relations activities. Quail has a 36 month long supply agreement with a telecommunications customer requiring the production of minimum quantities of pipe on a monthly basis. Quail is currently meeting the production requirements and believes its relationship with this customer to be good.

     Foreign. The Company has an established network of approximately 22 foreign distributors, with 11 additional foreign non-employee sales representatives. For fiscal years 1996, 1997 and 1998, the Company had export sales of approximately $1.6 million, $2.7 million and $2.2 million, respectively, primarily to Latin America. All of the Company's export sales are denominated in United States dollars.

End Users

     AAI sells substantially all of its products through distributors to a diversified end user base. A common characteristic of end users is the need for pipe, valves and related components to control, transport and contain corrosive fluids, ultrapure liquids, environmentally harmful fluids or gases. No single end user is responsible for a material portion of the Company's sales. Principal industries, representative applications and representative end users for the Company's products include:

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

Pharmaceutical                 Transfer of chemical waste         Schering-Plough, Eli Lilly, Abbott
                                                                  Labs, Merck and Bristol-Myers
                                                                  Squibb

Suppliers

     AAI has exclusive distribution agreements in defined territories for substantially all of the valves and fittings and certain of the pipe sold by the Company. AAI has been the exclusive master distributor of a broad line of valves and related accessories for AOC in the United States, Latin America and the Caribbean since 1977, and is currently in the final year of a ten year agreement with AOC, Nichimen Corporation and Nichimen America which runs through December 31, 1999. While the agreement is in force, AAI may not purchase competing products from any other manufacturer. Under the agreement, AAI must use its best efforts to market AOC's valves in its territory and has agreed to purchase at least $140 million of products from AOC over the term of the agreement. There are no minimum annual purchase requirements, but there are annual guidelines attached to the contract. Through December 31, 1998, the Company had purchased approximately $81.8 million of product from AOC, with the purchases in the years ended December 31, 1996, 1997 and 1998 totaling approximately $10.4 million, $9.7 million and $10.3 million respectively. Total purchases through December 31, 1998, were approximately $37.6 million behind the annual guidelines on a cumulative basis. No assurances can be given that AOC will agree to renew its contract with the Company at the end of the current term. AOC is a principal stockholder of the Company.

     AOC, which manufactures the valves it supplies to AAI at its plant in Japan, warrants that its products are merchantable and free from defects in material and workmanship, and indemnifies AAI against losses or claims arising from the sale of the products. In the case of defective products, AOC agrees to repair or replace the products. In addition, AOC must maintain a minimum of $3.0 million of product liability insurance that includes AAI as a named insured. AAI may not distribute products produced by third parties that compete with the products it purchases from AOC. Purchases by AAI are made under written purchase orders. Once an order is accepted, it may not be canceled except by agreement of the parties; AOC may not reject an order unreasonably or in bad faith. Either party may terminate the agreement if the other party defaults and the default continues for 30 days after notice or if the other party becomes subject to a bankruptcy or insolvency proceeding.

     A large percentage of the pipe and fittings sold by AAI is supplied by Agru under a five-year distribution agreement, which was amended and restated effective as of January 1, 1995. Under the agreement, AAI has exclusive distribution rights in the United States for certain products (PP, PVDF, and Halar fittings and pipe, and PVDF welding equipment) and non-exclusive rights for other products. AAI may not purchase products that compete with the exclusive products unless Agru is unable to deliver products within four weeks of order. Agru is obligated to repair or replace any defective product it supplies. AAI is obligated to make minimum purchases from Agru each year, using 1994 total purchases of $3.1 million as a base. If purchases in any year decline by 20% or more from the base, Agru may terminate the contract at the end of the following year unless purchases in that year equal or exceed $3.1 million in which case the contract continues in force. During the year ended December 31, 1998, total purchases from Agru totaled approximately $3.0 million. The agreement is terminable in the event of serious breach which is not cured within three months of notice, and in the event of the bankruptcy or insolvency of either party. The agreement currently extends through December 31, 2004. Unless either party gives notice of termination not less than 12 months prior to the end of the terms, the contract automatically extends for five years.

     While there are other sources of supply for the products which AAI purchases from AOC and Agru, AAI is not aware of other single sources of supply that offer the variety and quality of products they produce. In addition, several sources of supply have existing exclusive arrangements with other companies that would preclude dealing with AAI. AAI's supply arrangements with AOC and Agru are also subject to all of the usual risks of foreign trade. The loss of either AOC or Agru as a supplier or the imposition of restrictions on foreign trade would have a material adverse effect on the Company unless the Company is successful in securing alternative supply arrangements.

Manufacturing and Distribution

     AAI has a technical support and engineering department of eight professionals with an additional two professionals serving as field technicians, who support the Company's sales and marketing activities and provide solutions to special end user customer requirements, such as modifications of valves and special piping system designs. The department has designed a number of actuators and accessories that are sold in conjunction with AAI's valves. In addition, the department assists end user customers in the design, engineering and installation of complete valve and piping systems.

     At its Malden, Massachusetts facility, AAI manufactures and assembles a variety of valve actuators, valve/actuator assemblies and accessories, including, among others, industrial filtration equipment and thermoplastic flow meter devices. AAI also operates a "clean room" for the fabrication and cleaning of ultrapure water piping systems for the semiconductor and pharmaceutical industries. In addition, AAI fabricates double containment piping systems and assists the end user customer (or its mechanical contractor) with on-site installation and testing. AAI rents and sells specialized welding equipment to customers and contractors for this purpose. Additionally, in conjunction with AAI's May, 1997 acquisition of the plastic flow meter division of Universal Flow Monitors, Inc., AAI expanded its manufacturing capabilities to include the full manufacturing, machining and testing of both the flow sensing and ultrasonic flow meters. The Company's recently established wholly owned subsidiary, Quail Piping Products, Inc. commenced production of corrugated polyethylene piping systems and polyethylene fiber optic cable duct pipe in its Magnolia, Arkansas manufacturing facility in the Spring of 1998. So as to enable an expedient start-up of production for Quail's 36 month fiber optic duct pipe supply agreement, the Company accelerated plans for establishing Quail's second regional manufacturing site. As such, in June, 1998 the Company closed on the purchase of a 55,000 square foot facility in Kingman, Arizona and commenced production of duct pipe in October, 1998.

Quail's Arkansas plant is producing corrugated polyethylene pipe in up to 24 inches in diameter, with an additional line dedicated to fiber optic duct. The Arizona operation is currently producing duct pipe and will have the ability to produce up to 48" diameter corrugated pipe during the first half of 1999.

     On February 24, 1996, AAI was awarded ISO 9001 certification following a fourteen month review process. The certification indicates that AAI's operations meet the stringent standards for quality control and assurance established by the International Organization for Standardization. ISO 9001 has been adopted to date in more than 80 countries. It is anticipated that ISO certification will increasingly become a prerequisite for doing business with many customers and in many markets.

     AAI purchases and maintains an inventory of valves, pipe, fittings and related fluid flow components and products, in anticipation of customer orders. AAI has warehouse facilities at its principal offices in Malden, Massachusetts. Because lead times for delivery from its principal suppliers are long, AAI carries significant inventory in relation to sales in order to be able to meet delivery requirements of its distributors and end user customers. Approximately 125 of the Company's distributors also stock inventory, principally valves and valve accessories. Quail, which will maintain inventory of corrugated pipe, also has adequate warehousing capacity at its Magnolia, Arkansas and Kingman, Arizona facility.

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

Joint Venture

     In February 1990, AAI established a joint venture with Watts Industries, Inc. ("Watts"), a United States manufacturer of metal valves, for the development of an electric actuator to supply the partners' respective needs. The two companies co-funded the tooling of the product, and AAI manufactures the product for sale by AAI through its regular distribution network and for sale to Watts, as OEM products, at a discounted price. The employees of both companies executed confidentiality agreements to protect the confidential and proprietary information possessed by each company and utilized in the development of the actuator. All technology, information, material and data developed pursuant to the joint venture as well as any trademarks, patents, copyrights or other property interest that may result from the joint venture, is the joint and several property of AAI and Watts. Development of the product was completed in August 1992, and all manufacturing of the product line is done in AAI's plant.

Patents and Trademarks

     The Company exclusively owns six United States patents relating to its double containment pipe assemblies, seven

United States patents relating to actuators and accessories used in conjunction with plastic valves, as well as two corresponding Canadian patents and two corresponding Canadian patent applications, and one United States patent relating to the filter backwashing system. In conjunction with the May 1997 acquisition of the vortex flow meter division of Universal Flow Monitors, Inc., the Company acquired a United States patent and two United States patent applications, which were subsequently issued into patents, relating to ultrasonic vortex flow meters. Subsequently, the Company filed eleven patent applications, in Europe, Japan, China, Taiwan and Korea. All of the United States patents have been issued since December 1985, and extend at least until 2002. In addition, the Company owns 30 United States trademark applications and seven pending trademark registrations. The trademark registrations, which are renewable by their terms in the ordinary course of business, cover various products offered for sale by the Company. The Company also owns copyright registration for its catalogs and design guides, as well as for the printed circuit boards it has developed for use in its valve actuators.

     All of the Company's intellectual property is owned or is held under a perpetual license, is free and clear of restrictions of any nature and is not subject to any license, sublicense, agreement or commitment with any third party, other than a security interest to the Company's bank lender and the non-exclusive license referred to hereinafter. The Company's intellectual property rights are important to its business, and the Company intends to enforce its intellectual property rights. However, the Company believes that product quality and service are more important to the success of the Company. Except as discussed below, the Company has not been engaged in any litigation during the last six years in regard to its intellectual property rights.

     In July 1997, the United States Patent and Trademark Office reconfirmed the validity of a patent owned by the Company (the "544 Patent"). In August 1997, the Company instituted a patent infringement suit in the United States District Court in New York (the "District Court") against MFRI, Inc. of Niles, Illinois, and its associated companies, Perma-Pipe, Inc., Midwesco, Simtech, Inc. and Mr.
I. Wayne James, President of Simtech (and former employee of the Company)(collectively, `MFRI"). In the fourth quarter of 1997 and first quarter of 1998, the Company incurred approximately $400,000 and $132,000, respectively, in legal expenses related to this patent issue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Schedules". In February, 1999, the District Court ruled in favor of the Company, rendering a decision of patent infringement against MFRI. The case was referred to a Magistrate Judge for inquest hearing, scheduled for March 5, 1999, to direct a determination as to damages. In March, 1999, the Company and MFRI reached an amicable settlement of this case. The settlement included monetary consideration totaling $900,000, which was paid by MFRI to the Company in March, 1999. Said monetary consideration included the advance payments of royalties for the payment of a non-exclusive license, granted by the Company to MFRI, under the 544 Patent.

Employees

     As of December 31, 1998, AAI had a work force of 130 people, of which 20 are executive and administrative personnel, 25 are engaged in sales and marketing, 12 are engineering staff, 2 are research and development personnel and 71 are engaged in manufacturing, assembling, fabricating and warehouse operations. At December 31, 1998, Quail had a work force of 59 people, of which 7 are executive and administrative personnel, 5 are engaged in sales and marketing and 47 are engaged in manufacturing operations. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its labor relations to be good.

Item 2. PROPERTIES

     The Company's executive offices and AAI's manufacturing/warehouse facility, comprised of approximately 94,000 square feet, is located in a modern facility in Malden, Massachusetts. The Company considers its facility to be in good operating condition and suitable for the purposes for which it is used.

     Quail conducts its manufacturing at two separate facilities. The first, a 18,400 square foot, 7.6 acre facility in Magnolia, Arkansas, was purchased in October, 1997 and required certain improvements to accommodate Quail's manufacturing process. The facility is now in good operating condition and suitable for the purpose for which it is to be used. The second, a 55,000 square foot, 9 acre facility in Kingman, Arizona, was purchased in June, 1998. The facility is in good operating condition and suitable for the purpose for which it is to be used.

Item 3. LEGAL PROCEEDINGS

     The Company is a plaintiff in a patent infringement lawsuit. See "Business
- Patents and Trademarks".

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company submitted no matter to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

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


Fiscal 1998                           High           Low
---------------------------------------------------------
       First Quarter                   7.38          5.63

       Second Quarter                  9.00          5.63
       Third Quarter                   7.25          5.00

       Fourth Quarter                  6.00          2.63


On March 10, 1999, there were 145 record holders of the Company's Common Stock. The Company believes the actual number of beneficial owners of the Common Stock is greater than the stated number of holders of record because a large number of shares of the Company's Common Stock is held in custodial or nominee accounts for the benefit of persons other than the record holder.

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


                                                                   Year ended December 31,
                                                       ---------------------------------------------------
                                                       1994        1995        1996        1997       1998
                                                       ----        ----        ----        ----       ----
                                                        (In thousands, except per share data)
Statements of Operations Data:
Net sales .......................................    $ 28,518    $ 34,998    $ 37,894    $337,934    $ 37,578
Cost of goods sold ..............................      18,608      23,409      24,346      24,173      24,773
Foreign currency (gains) losses .................          47        (391)       (378)       (345)         53
                                                     --------    --------    --------    --------    --------
    Gross profit ................................       9,863      11,980      13,926      14,106      12,752

Operating Expenses:
   Research and development .....................          --          --          --         186         329
   Selling, general and administrative
     expenses ...................................       7,613       8,682       9,751      10,647      11,614
                                                     --------    --------    --------    --------    --------
 Total operating expenses .......................       7,613       8,682       9,751      10,833      11,943
Income from operations ..........................       2,250       3,298       4,175       3,273         809
Other income ....................................          --          --          --          --         225
Interest expense, net ...........................        (536)       (713)       (196)       (201)       (516)
                                                     --------    --------    --------    --------    --------

Income before provision for income taxes ........       1,714       2,585       3,979       3,072         518
Provision for  income taxes .....................         596       1,000       1,541       1,290         341
                                                     --------    --------    --------    --------    --------
Net income before cumulative effect of Change
in Accounting Principle .........................    $  1,118    $  1,585    $  2,438    $  1,782    $    177
                                                     ========    ========    ========    ========    ========

Cumulative effect of Change in Accounting
Principle, net of benefit for income taxes of $138   $     --    $     --    $     --    $     --    $   (205)
                                                     ========    ========    ========    ========    ========

Net income ......................................    $  1,118    $  1,585    $  2,438    $  1,782    $    (28)
                                                     ========    ========    ========    ========    ========

Basic and diluted earnings  per share before
cumulative effect of Change in Accounting
Principle .......................................    $    .48    $    .68    $    .82    $    .53    $   0.05
                                                     ========    ========    ========    ========    ========

Basic and diluted (loss) per share effect of
cumulative effect of Change in Accounting
Principle .......................................    $     --    $     --    $     --    $     --    $  (0.06)
                                                     ========    ========    ========    ========    ========

Basic and diluted earnings (loss) per share .....    $    .48    $    .68    $    .82    $    .53    $  (0.01)
                                                     ========    ========    ========    ========    ========

Weighted average number of common
    shares outstanding ..........................       2,340       2,340       2,973       3,349       3,376

Weighted average number of  shares
     outstanding, assuming dilution .............       2,340       2,340       2,988       3,349       3,376

                                                             December 31,
                                            ---------------------------------------------
                                            1994      1995      1996      1997      1998
                                            ----      ----      ----      ----      -----
                                                           (In thousands)
Balance Sheet Data:
Working capital........................    $2,116    $ 3,850  $ 9,043    $ 6,769  $ 8,310
Total assets...........................    21,308     22,452   28,443     32,049   48,224
Long-term liabilities..................     4,583      5,313    4,059      5,141   15,070
Total liabilities......................    15,479     15,018   12,239     13,448   29,464
Retained earnings (deficit)............    (1,160)       426    2,864      4,646    4,617
Stockholders' equity...................     5,829      7,434   16,204     18,601   18,760


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

In July, 1997, the Company established a wholly owned subsidiary, Quail Piping Products, Inc. ("Quail") to manufacture and market corrugated polyethylene piping systems for use in water, sewer and drain applications and polyethylene duct pipe for fiber optic cable for use by the telecommunications industry. Quail's first manufacturing facility, for which limited production commenced in the Spring of 1998, is located in Magnolia, Arkansas. In June 1998, the Company and Quail closed on the purchase of a second manufacturing facility in Kingman, Arizona, which commenced production in October, 1998. Limited production of corrugated pipe in the Arkansas facility commenced in the Spring of 1998, with full production by November, 1998, while full production of fiber optic cable duct in the Arizona facility commenced in October 1998. Production of corrugated pipe is scheduled to begin in the second quarter of 1999 at the Arizona facility. These new product lines increase the manufacturing component of the Company's business, further diversify the Company's product offerings and distribution base and positions the Company to penetrate new markets providing additional opportunity to increase sales of the Company's distributed products.

Results of  Operations

The following table sets forth, for the periods indicated, the Company's net sales as well as certain income and expense items, expressed as a percentage of sales:

                             Year Ended December 31,
                                                          1996          1997          1998
                                                          ----          ----          ----
Net sales                                                100.0%        100.0%        100.0%
Cost of goods sold                                        63.3          62.8          66.1
                                                         -----         -----         -----
     Gross Profit                                         36.7          37.2          33.9
Research and development expenses                           --           0.5           0.8
Selling, general and administrative expenses              25.7          28.1          30.9
                                                         -----         -----         -----
     Income from operations                               11.0           8.6           2.2
Interest and other expense, net                            0.5           0.5           0.8
                                                         -----         -----         -----
Income before provision for income taxes                  10.5           8.1           1.4
Provision for income taxes                                 4.1           3.4           0.9
                                                         -----         -----         -----
Net Income before cumulative effect of
   change in accounting principle                          6.4           4.7           0.5
Cumulative effect of change in accounting
   principle, net of benefit for income taxes               --            --          (0.5)
                                                         -----         -----         -----
Net income                                                  6.4           4.7           0.0

Years Ended December 31, 1998 and December 31, 1997

Net sales for the year ended December 31, 1998 were $37.6 million, relatively unchanged from 1997. Sales of manufactured products increased 30% in 1998 as compared to 1997 due primarily to the commencement of sales from Quail, coupled with increased sales of actuation and filtration products and a full year's sales of the vortex flow meter product line, offsetting the decline in sales of dual containment pipe products and welding equipment revenues. Quail experienced its first full quarter, in Q'4 1998, of production with sales of its fiber optic cable duct pipe, from both its Arkansas and Arizona plants, coupled with limited sales volume of its corrugated polyethylene pipe. Sales of corrugated polyethylene pipe were below the Company's anticipated levels for the year, due to delays in the shipping of the related equipment and certain performance issues experienced with the set-up and start-up of the equipment. The Company and the equipment manufacturer have resolved the manufacturing issues, and currently the equipment is working at a level acceptable to the Company. Distributed product sales decreased by 14% in 1998 as compared to 1997 due mainly to a general decline in demand for such products as a result of the broad weaknesses across the industrial manufacturing marketplace due in part to the instability of foreign markets and the rapid changes that occur within the technological sector, particularly the semiconductor industry. This has caused an overall hesitation, cutback and decline in infrastructure expansion within the United States and foreign markets and has caused a general slowdown in daily recurring business.

Gross profit as a percentage of sales (gross margin) for the year ended December 31, 1998 was 33.9% as compared to 37.2% for the year ended December 31, 1997. The approximate 3.3% decline in gross margin is primarily attributable to the prolonged start-up, including labor and material costs for testing and correcting equipment issues, associated with Quail's Magnolia, Arkansas location and the expenses incurred therein. Also, continued aggressive pricing to maintain and increase sales volume for the Company's products, the lack of economies of scale within the production process due to lower than expected sales volume, a price increase implemented by the Company's Japanese supplier on the Company's purchase of valves and an approximate 14% downward turn in the value of the U.S. dollar as compared to the Japanese yen throughout the fourth quarter of 1998, all contributed to the decline in gross margin. The 1998 gross profit included foreign currency losses of $53,000, (0.1%) of sales, while the 1997 gross profit included foreign currency gains of $345,000, 0.9% of sales.

Selling, general and administrative expenses were $11.6 million for the year ended December 31, 1998 as compared to $10.6 million in 1997. Selling, general and administrative expenses as a percentage of net sales were 30.9% in 1998 as compared to 28.1% in 1997. Included in selling, general and administrative expenses for 1998 were approximately $1.1 million of expenses related to the start-up, administration and initial sales and marketing process of Quail's Arkansas and Arizona facilities, and approximately $132,000 related to the Company's patent infringement lawsuit. Included in selling, general and administrative expenses for 1997 are approximately $400,000 of legal expenses incurred by the Company related to a patent infringement lawsuit. The final decision from the December 1997 patent infringement lawsuit was made in February, 1999. The New York District Court ruled in favor of the Company, rendering a decision of patent infringement against MFRI, Inc. The case was referred to a Magistrate Judge for inquest hearing, scheduled for March 5, 1999, to direct a determination as to damages. In March, 1999, the Company and MFRI reached an amicable settlement of this case. The settlement included monetary consideration totaling $900,000, which was paid by MFRI to the Company in March, 1999. Said monetary consideration included the advance payments of royalties for the payment of a non-exclusive license, granted by the Company to MFRI, under the 544 Patent. Selling, general and administrative expenses, excluding the above mentioned charges increased by approximately $87,000 in 1998 as compared to the 1997 period. The increase is reflective of increased amortization expenses as a result of the Company's May 1997 acquisition of the plastic flow meter division, increased commission expenses related to flow meter sales and to the attainment of other recurring and project related business, coupled with an overall increase in sales related travel and entertainment expenses. These increases offset certain reductions, made by the Company, to reduce overall overhead and labor expenses in 1998, which will carry over into 1999.

In connection with the Company's May, 1997 acquisition of the flow meter division of Universal Flow Monitors, Inc., the Company established a dedicated Research and Development department. This department initially focused its efforts on finalizing the development of a full range of sizes for ultrasonic flow meters, developing continued product and purity enhancements of the vortex shedding product line and working to develop digital communications between the Company's flow meters and actuators with customer's computer systems. Research and development expenses were $329,000 in 1998 as compared to $186,000 in 1997. This increase is a result of a full year of expense in 1998.

Included in other income for the year ended December 31, 1998 is a gain of $225,000 received as a result of a settlement related to performance issues, received from the manufacturer of Quail's corrugated pipe manufacturing equipment. The settlement was in the form of credits to be taken on future purchases.

Interest expense increased approximately $397,000 in 1998 as compared to 1997 due primarily to interest expense incurred in 1998 on the Arkansas and Arizona Industrial Development Bonds, financed through GECPF, for the purchase of the facilities and manufacturing equipment for Quail's operations. Interest expense was further increased by additional borrowings on the Company's line of credit to support Company operations and the start-up of Quail. Interest income increased by approximately $82,000 in 1998 as compared to 1997. This increase is primarily a result of the interest earned on the Company's restricted cash, associated with the Industrial Development Bonds, being held in escrow for equipment purchases related to Quail's facilities.

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

During 1996, 1997 and 1998, export sales accounted for 4%, 7% and 6%, respectively, of net sales. Sales to the Company's largest customer accounted for 23%, 32% and 26%, in 1996, 1997 and 1998, respectively.

Gross profit as a percentage of sales (gross margin) for the year ended December 31, 1997 improved 0.5 percentage points, or 1.4%, to 37.2% from 36.7% in 1996, due to the overall increase in the Company's sales of manufactured products coupled with the lower average product costs for certain of the Company's distributed products, associated with the continued favorable movement of the US dollar against the Japanese yen. Sales generated from the newly acquired flow meter division coupled with an increase in sales of actuation products and filtration equipment offset the decline in sales of the Company's dual containment piping systems, leading to the overall increase in sales of manufactured product and contributing to the increase in gross margin. Although the Company instituted a price increase on certain of its distributed products in 1997, aggressive pricing to promote the sales of these items offset the gross margin effects of the price increase. The 1997 gross profit included foreign currency gains aggregating $345,000.

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

Liquidity and Capital Resources

The Company has financed its operations through cash generated from operations, the sale of equity securities, borrowings under lines of credit and Industrial Revenue Bond financing. In addition, the Company has benefited from favorable payment terms under a $8 million open account arrangement, for the purchase of Japanese valve products, as to which the majority of its purchases are at payment terms of 180 days after the bills of lading dates.

In June 1998, the Company and its bank amended its then existing line of credit agreement and executed a loan agreement for an $11,000,000 secured, committed revolving line of credit. This line of credit is secured by substantially all assets of AAI and extends through January 31, 2000. Interest on this credit line is based on the prime rate or LIBOR plus 1.55% to 2.30%. There is an unused fee ranging from .15% to .25%, based on the performance levels of certain financial ratios. The Company is required to maintain certain financial ratios, including, among others, debt service, minimum working capital and tangible net worth. The credit line is for working capital and merger and acquisition purposes. As of December 31, 1998, there was $4,639,844 outstanding under the line of credit. Subsequent to year-end, this loan agreement was retroactively amended. The amended agreement provides for the maximum amount of borrowings, including issued letters of credit, which may at any time be outstanding, be the lesser of $11 million or the sum of 80% of qualified accounts receivable and 50% of eligible inventory, as defined. The interest on borrowings is at the prime rate plus 1%. The Company is required to maintain certain financial ratios, including, among others, minimum working capital, debt service and tangible net worth, as defined in the amended agreement. The Company was in compliance with these covenants under the amended agreement as of December 31, 1998.

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

In July, 1997, the Company established a wholly-owned subsidiary, Quail Piping Products, Inc. to manufacture and market corrugated polyethylene piping systems for use in water, sewer and drainage applications and polyethylene fiber optic duct pipe for use in the telecommunications industry. Quail's first manufacturing facility, for which limited production commenced in the Spring, 1998, is located in Magnolia, Arkansas. The facility and manufacturing equipment are being financed by Arkansas Industrial Revenue Bonds (the "Arkansas Bonds") totaling $4.3 million. As of December 31, 1998, the Company had expended approximately $4.2 million in connection with the purchase of the facility and equipment for use in Quail's Arkansas operations. Payments on the bonds began in January 1998, with equal monthly principal payments and extend until December 2007. The bonds bear interest at 5.89%. In June 1998, for the purchase price of $1,139,844, the Company and Quail purchased a second manufacturing facility in Kingman, Arizona, commencing production of fiber optic cable duct in October, 1998, anticipating to commence production of corrugated polyethylene piping in Q'2, 1999. Total project costs for the Arkansas facility and equipment, which are estimated to be $8 million, are being financed through the County of Mohave Industrial Development Bonds (the "Arizona Bonds") which were finalized in August 1998. These bonds, which total $8 million, bear interest at 5.65% and are payable in equal monthly installment over 10 years, beginning in September, 1998. As of December 31, 1998, the Company had expended approximately $5.2 million in connection with the purchase of the facility and equipment for use in Quail's Arizona operations. In accordance with both the Arkansas Bonds and the Arizona Bonds (collectively, the "Bonds"), the Company is required to maintain certain financial ratios, including, among others, minimum working capital, debt service and tangible net worth, as defined. The Company was not in compliance with certain of its financial covenants as of December 31, 1998. Subsequent to year-end, the Company received a waiver for the noncompliance and the Bond Agreements were amended, changing the covenant ratios for 1999 and thereafter.

At December 31, 1998 cash and cash equivalents were $1.1 million.

The Company used $675,000 of cash flow from operations during the year ended December 31, 1998 as compared to $2.2 million of cash flow generated from operations for the comparable 1997 period. The decrease is due to the significantly lower net income level in the 1998 period as compared to the 1997 period coupled with higher working capital requirements in 1998 as compared to 1997. Accounts receivable at December 31, 1998 increased $1.9 million from December 31, 1997, mainly due to the timing of the Company's sales and payments between periods coupled with the first six months of production and sales from Quail. Inventory at December 31, 1998, increased $2.0 million from December 31, 1997, primarily due to lower than expected sales levels for the Company and the addition of Quail's production process and initial ramp up of inventory. From December 31, 1996 to December 31, 1997, accounts receivable decreased $1.1 million and inventory increased $508,000. The accounts receivable decrease was a result of concerted collection efforts and the timing of sales and collections while the increase in inventory was mainly due to the timing of inventory receipts, additional on-hand inventory as a result of the Company's May 1, 1997 acquisition of the plastic flow meter division and lower than expected fourth quarter 1998 sales level. Furthermore, accounts payable and accrued expenses at December 31, 1998 increased $1.7 million from December 31, 1997 as a result of increased inventory levels and the addition of Quail.

The Company's industrial revenue bonds funded through the Massachusetts Industrial Finance Agency (MIFA) are secured by a letter of credit issued by a bank which is cross-collateralized and cross-defaulted with the Company's line of credit, as amended. The bonds consist of six separate series each with differing interest rates and maturities. Interest rates range from 4.2% to 5.1% and are subject to adjustment in 1999, 2004 and 2009. The maximum principal payable in any one year is $320,000 payable in 2014. The bonds are secured by an irrevocable letter of credit issued by a bank, which expires in March 1999. This letter of credit is secured by substantially all assets of AAI and does not affect the availability under AAI's revolving credit line. As of December 31, 1998, the Company had $3,615,000 outstanding related to the MIFA obligations. Subsequent to year-end, a substitute letter of credit was obtained and the interest rate was adjusted from 5.10% to 4.30%.

The Company believes that its current funds together with its line of credit facility and cash generated from operations will be sufficient to fund the Company's operations, debt service and capital requirements at least through the next 12 months.

New Accounting Standards

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

Material Uncertainties

Year 2000 Compliance. The Year 2000 (Y2K) issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, many date sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat Y2K may cause systems to process critical financial and operational information incorrectly. The Company utilizes software and related technologies throughout its business that could be affected by the date change in Y2K. The Company has established an internal task force which has developed a testing and compliance program to ascertain whether and to what extent there may be a need to update its computer systems to become Y2K compliant. Additionally, the Company is in the process of communicating with key third party vendors and customers to ascertain their ability to become compliant. To manage its Y2K program, the Company has divided its efforts into four program areas:
1)Information Technology (computer hardware, software, and other data exchange sources); 2)Physical Plant (manufacturing equipment and facilities); 3)Products (including product development); and 4)Extended Enterprise (suppliers and customers). For each of these program areas, the Company is using a four-step approach: 1)Ownership (creating awareness, assigning tasks); 2)Inventory (listing items to be assessed for Y2K readiness); 3)Assessment (prioritizing the inventoried items, assessing their Y2K readiness, planning corrective actions, making initial contingency plans); and 4)Corrective Action Deployment (implementing corrective actions, verifying implementation, developing, finalizing and executing contingency plans). As of December 31, 1998, the Ownership and Inventory steps were essentially complete for all program areas. The target completion dates for priority items by remaining steps are as follows: Assessment May 1999; Corrective Action Deployment -- September 1999. To date, the Company has achieved approximately fifty percent of its Assessment goals for its four program areas. The Assessment status for each program area is as follows: 1)Information Technology: Substantially all of the Company's business information systems (manufacturing, distribution, sales, financial, and human resources) have been assessed, corrected and verified, and corrected systems have been or have been identified to be deployed. Hardware assessment is in process and on schedule for completion. There can be no assurance that the Company will complete in a timely manner the testing of such software/hardware products or the development/installation of any updates necessary to render such products Y2K compliant. Likewise, there can be no assurance that the Company will not encounter Y2K problems arising from these technologies or any other technologies that the Company may acquire in the future. 2)Physical Plant:
Manufacturing equipment assessment is substantially completed with corrective actions, if necessary, scheduled. Facilities assessment is in process with continued assessments being made. These efforts are expected to be completed on schedule. 3)Products: the Company continues to assess the readiness of its current products. Product assessments are expected to be completed on time.
4)Extended Enterprise: the Company has begun contacting its suppliers regarding their Y2K readiness. The Company's Y2K supplier program includes assessing the readiness of its suppliers with a particular focus on those considered essential for prevention of a material disruption of the Company's business operations. The assessment is ongoing. The Company is also discussing Y2K status with selected strategic customers. The ability of vendors to supply and customers to purchase may be affected by Y2K issues, as vendors may be unable to supply and/or customers unable to purchase. There can be no assurance that the Company will not experience a disruption in its business as a result of third party noncompliance, the occurrence of which may have a material adverse effect on the Company's business, operating results and financial condition. Costs to Address Y2K Issues: Although the Company does not expect the non-capitalized costs associated with its Y2K project plan to be material, outside of labor time incurred by existing employees, there can be no assurance that unidentified Y2K problems will not cause the Company to incur material expenses in responding to such problems or otherwise have a material adverse effect on the Company's business, operating results and financial performance. Capitalizable costs, including costs of new hardware and software and the related costs of implementation and installation will approximate $1.6 million. Risks of Y2K Issues and Contingency Plans: The Company continues to assess the Y2K issues relating to its physical plant, products, suppliers and customers, as well as legal risks that may be associated with noncompliance. The Company's contingency planning process, although currently in the initial discussion stage, will be intended to mitigate worst-case business disruptions, such as delays in product delivery, which could potentially result from events such as supply chain disruptions. As noted above, the Company expects its contingency plans to be complete by September 1999. If there are unidentified dependencies on internal systems or on key third parties to operate the business, or if any required modifications are not completed in a timely basis or are more costly to implement than currently anticipated, the Company's business, financial condition or results of operations could be materially adversely affected.

Sources of Supply. The Company purchases substantially all of its requirements for valves from Asahi Organic Chemicals Industry Co. Ltd. ("AOC"), and a large percentage of the pipe and fittings sold by the Company are supplied by Alois-Gruber GmbH ("Agru"). The Company has an exclusive contract of supply and distribution in defined territories with AOC that extends through 1999. Under the contract with AOC, the Company agreed to purchase $140 million of product over the 10 year term of the contract. Through December 31, 1998, the Company had purchased approximately $81.8 million of product. The Company's contract with Agru renews automatically for an additional five year period unless either party gives notice of termination no less than twelve months prior to the end of the term. The contract term currently extends through 2004. Although alternative sources of supply are available, the loss of either AOC or Agru as a source of supply would have a material adverse effect on the Company. Although the Company has had negotiations with AOC regarding extension of the contract, there has been no agreement reached and there can be no assurance that the agreement will be extended.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Substantially all of the Company's purchases of valves are made from its Japanese supplier and are transacted in Japanese yen. As a result, the Company is exposed to fluctuations in foreign currency exchange rates. In accordance with Statement of Financial Accounting Standards (SFAS) No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, the Company may use hedging procedures including foreign exchange forward contracts and currency options in managing the fluctuations in foreign currency exchange rates. The Company charges foreign currency transaction gains and losses to operations in accordance with SFAS No. 52, Foreign Currency Translation. See "Notes To Consolidated Financial Statements".

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Report on page 25.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

Information required by Part III (Items 10 through 13) is incorporated by reference to the Company's definitive proxy statement, for its annual meeting of stockholders to be held on May 26, 1999, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, on or before April 30, 1999. If for any reason such a statement is not filed within such a period, this Report will be appropriately amended.


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) and (2): The response to this portion of Item 14 is submitted as a separate section of this report on page 25.

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

4.4.3*              Reimbursement Agreement between the Registrant and Citizens
                    Trust Company dated as of March 1, 1994.

9.1*                Asahi/America, Inc. Voting Trust Agreement dated January 11,
                    1993.

10.1*               Distribution Agreement dated April 1, 1993, among Asahi
                    Yukizai Kogyo Co., Ltd., Nichimen Corporation, Nichimen
                    America Inc. and Registrant.

10.1.1***           Equipment Purchase Agreement, dated August 13, 1997 by and between Unicor Plastic Machinery, Inc. and Asahi/America,
                    Inc.

10.2**** Employment Agreement (Restated) dated as of January 1, 1996 by and between Registrant and Leslie B. Lewis.

10.2.1*             Life insurance policy covering Leslie B. Lewis.

10.2.2              Amended and Restated Employment Agreement dated as of
                    January 1, 1999 by and between Registrant and Kozo Terada.

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

10.3.1*             First Amendment to Lease Schedule by and between Citizens
                    Leasing Corporation and Registrant dated March 11, 1994.

10.4.1**            Credit Agreement between Registrant and Citizens Bank of
                    Massachusetts dated as of January 23, 1997.

10.4.2**            Revolving Credit Note in favor of Citizens Bank of
                    Massachusetts dated as of January 23, 1997.

10.4.3**            Discretionary Credit Line Note in favor of Citizens Bank of
                    Massachusetts dated as of January 23, 1997.

10.5*               Restated Contract dated as of January 1, 1995 between
                    Registrant and Agru- Alois Gruber GmbH.

10.6* Agreement entered into as of July 26, 1995 by and between Registrant and Watts Industries, Inc.

10.8*               Consulting Agreement dated January 8, 1995 by and between
                    Registrant and Bloomberg Associates, Inc.

10.9* Purchase and Sale Agreement dated as of February 2, 1996 by and between Manganaro Realty Associates and Registrant.

10.10* Purchase and Sale Agreement dated as of March 11, 1996 by and between Asahi/America Co., Inc. and Creative Filtration
                    Systems, Inc.

10.11****           Letter Agreement regarding security interest dated December
                    30, 1997 by the Registrant and Asahi Engineered Products,
                    Inc. in favor of Citizens Bank of Massachusetts, Inc.

10.12****           Loan Agreement (Equipment) among GE Capital Public Finance,
                    Inc., Lender, Arkansas Development Finance Authority,
                    Issuer, and Quail Piping Products, Inc., Borrower, dated as of November 1, 1997.

10.13****           Loan Agreement (Real Estate) among GE Capital Public
                    Finance, Inc., Lender, Arkansas Development Finance
                    Authority, Issuer, and Quail Piping Products, Inc.,
                    Borrower, dated as of November 1, 1997.

10.14****           Guaranty and Negative Pledge Agreement in favor of
                    Registrant and GE Capital Public Finance, Inc.

21.1****            Subsidiaries of the Registrant

23                  Consent of Arthur Andersen LLP

27.1                Financial Data Schedule

--------------------------------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 as amended (File No. 333-2314)
**   Incorporated by reference to the Registrant's 1996 Form 10K (File No.
     0-28322)
*** Incorporated by reference to the Registrant's September 30, 1997 Form 10Q (File No. 0-28322)
**** Incorporated by reference to the Registrant's 1997 Form 10K (File No.
     0-28322)

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March 1999.


                                            ASAHI/AMERICA, INC.



                                            By:/s/ Leslie B. Lewis
                                               -----------------
                                               Leslie B. Lewis
                                               Principal Executive Officer and
                                               President


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in their capacities and on the dates indicated.


/s/ Leslie B. Lewis                 Principal Executive Officer,                 March 24, 1999
------------------------            President and
Leslie B. Lewis                     Director

/s/ Nannette S. Lewis               Director                                     March 24, 1999
------------------------
Nannette S. Lewis

/s/ Masashi Uesugi                  Director                                     March 24, 1999
------------------------
Masashi Uesugi

/s/ Masahiro Inoue                  Director                                     March 24, 1999
------------------------
Masahiro Inoue

/s/ Kozo Terada                     Vice President,                              March 24, 1999
------------------------            Treasurer and
Kozo Terada                         Principal Financial
                                    and Accounting Officer

/s/ Samuel J. Gerson                Director                                     March 24, 1999
------------------------
Samuel J. Gerson


/s/ Jeffrey C. Bloomberg            Director                                     March 24, 1999
------------------------
Jeffrey C. Bloomberg

/s/ Martin J. Reid                  Director                                     March 24, 1999
------------------------
Martin J. Reid

                       ASAHI/AMERICA, INC. AND SUBSIDIARY

                                    FORM 10-K
                         ITEMS 8 AND 14 (a) (1) AND (2)


                   INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of the registrant and its subsidiary required to be included in Items 8 and 14 (a) (1) are listed below:

                                                                               Page
                                                                               ----
Report of Independent Public Accountants                                       F-2
Consolidated balance sheets as of December 31, 1997 and 1998                   F-3
For the years ended December 31, 1996, 1997 and 1998:
         Consolidated statements of operations                                 F-4
         Consolidated statements of stockholders' equity                       F-5
         Consolidated statements of cash flows                                 F-6
Notes to Consolidated financial statements                                     F-7


The following financial statement schedule of the Registrant and its subsidiary is included in Item 14(a) (2):

     Consolidated financial statement schedules for the years ended December 31, 1996, 1997 and 1998:

          Not applicable.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1997 AND 1998
                         TOGETHER WITH AUDITORS' REPORT

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         PAGE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-2

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1997 AND 1998             F-3

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998                     F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998                     F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998                     F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-7

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Asahi/America, Inc.:

We have audited the accompanying consolidated balance sheets of Asahi/America, Inc. (a Massachusetts corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of Asahi's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asahi/America, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                   /s/ ARTHUR ANDERSEN LLP




Boston, Massachusetts
February   16,  1999  (except
   for the  matter  discussed
   in  Note 20,  as to  which
   the date is March 8, 1999)

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1997 AND 1998



                                               ASSETS
                                                                            1997                  1998
CURRENT ASSETS:
   Cash and cash equivalents                                             $   915,601         $   1,056,987
   Restricted cash (Note 11(c))                                                   --             2,855,071
   Accounts receivable, less allowance for doubtful accounts of            4,212,867             6,154,853
     $263,000 in 1997 and $257,000 in 1998
   Inventories                                                             9,335,982            11,373,751
   Prepaid expenses and other current assets                                 611,389             1,263,844
                                                                         -----------         -------------

         Total current assets                                             15,075,839            22,704,506
                                                                         -----------         -------------

PROPERTY AND EQUIPMENT, NET                                               11,754,268            20,199,720
                                                                         -----------         -------------

OTHER ASSETS:
   Goodwill, net of accumulated amortization of $1,653,868 in 1997         2,470,335             2,156,229
     and $1,967,974 in 1998
   Other, net                                                              2,748,438             3,163,592
                                                                         -----------         -------------

         Total other assets                                                5,218,773             5,319,821
                                                                         -----------         -------------

                                                                         $32,048,880         $  48,224,047
                                                                         ===========         =============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Demand note payable to a bank                                         $ 1,000,000         $   4,639,844
   Current portion of MIFA obligations                                       145,000               150,000
   Current portion of GECPF obligations                                      430,000             1,252,200
   Current portion of capital lease obligations                              149,326               331,042
   Accounts payable                                                        4,857,107             5,825,677
   Accrued expenses                                                          991,786             1,678,951
   Deferred income taxes                                                     734,000               517,000
                                                                         -----------         -------------

         Total current liabilities                                         8,307,219            14,394,714
                                                                         -----------         -------------

MIFA OBLIGATIONS, LESS CURRENT PORTION                                     3,615,000             3,465,000
                                                                         -----------         -------------

GECPF OBLIGATIONS, LESS CURRENT PORTION                                    1,047,292            10,328,067
                                                                         -----------         -------------

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                              301,873               522,468
                                                                         -----------         -------------

DEFERRED INCOME TAXES                                                        177,000               754,000
                                                                         -----------         -------------

COMMITMENTS AND CONTINGENCIES (Notes 9 and 14)

STOCKHOLDERS' EQUITY:
   Preferred stock, $10.00 par value-
     Authorized--1,000,000 shares
     Issued and outstanding--none                                                 --                    --
   Common stock, no par value-
     Authorized--10,000,000 shares
     Issued and outstanding--3,358,669 and 3,382,228 shares at            13,603,333            13,720,921
     December 31, 1997 and 1998, respectively
   Additional paid-in capital                                                579,130               579,130
   Retained earnings                                                       4,645,533             4,617,247
                                                                         -----------         -------------
                                                                          18,827,996            18,917,298

   Less--Note receivable from stockholder/officer                             227,500               157,500
                                                                         ------------        --------------

         Total stockholders' equity                                       18,600,496            18,759,798
                                                                         -----------         -------------

                                                                         $32,048,880         $  48,224,047
                                                                         ===========         =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



                                                              1996                  1997              1998
NET SALES                                                 $  37,894,238       $    37,934,003   $    37,578,050

COST OF GOODS SOLD                                           23,968,230            23,827,618        24,826,480
                                                          -------------       ---------------   ---------------

         Gross profit                                        13,926,008            14,106,385        12,751,570

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  9,751,265            10,647,716        11,614,172

RESEARCH AND DEVELOPMENT                                             --               185,830           328,579
                                                          -------------       ---------------   ---------------

         Income from operations                               4,174,743             3,272,839           808,819

INTEREST AND OTHER INCOME                                       143,606                98,705           406,146

INTEREST EXPENSE                                               (339,197)             (299,695)         (696,767)
                                                          -------------       ---------------   ---------------

         Income before provision for income taxes             3,979,152             3,071,849           518,198

PROVISION FOR INCOME TAXES                                    1,541,000             1,290,000           340,837
                                                          -------------       ---------------   ---------------

         Net income before cumulative effect of           $   2,438,152       $     1,781,849   $       177,361
                                                          =============       ===============   ===============
         change in accounting principle

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,      $          --       $            --   $      (205,647)
                                                          =============       ===============   ===============
NET OF BENEFIT FOR INCOME TAXES OF $137,944 (Note 3)

         Net income (loss)                                $   2,438,152       $     1,781,849   $       (28,286)
                                                          =============       ===============   ===============

BASIC AND DILUTED EARNINGS PER SHARE BEFORE               $         .82       $           .53   $           .05
                                                          =============       ===============   ===============
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

BASIC AND DILUTED (LOSS) PER SHARE EFFECT OF              $          --       $            --   $         (.06)
                                                          =============       ===============   ==============
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
NET OF INCOME TAXES

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE               $         .82       $           .53   $         (.01)
                                                          =============       ===============   ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                 2,972,877             3,349,335         3,376,199
                                                          =============       ===============   ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,                2,987,932             3,349,335         3,376,199
                                                          =============       ===============   ===============
ASSUMING DILUTION


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                                                                               Note
                                                                                                           Receivable
                                                                                  Additional                 from        Total
                                                            Number of               Paid-in    Retained   Stockholder/ Stockholders'
                                                             Shares   No Par Value  Capital    Earnings     Officer       Equity

BALANCE, DECEMBER 31, 1995                                 2,340,000  $ 7,338,283  $ 20,163   $  425,532   $(350,000)  $ 7,433,978

   Initial public offering of common stock, net of         1,000,000    6,165,871        --           --          --     6,165,871
   issuance costs of $1,334,129

   Proceeds from note receivable from stockholder/officer         --           --        --           --      52,500        52,500

   Exercise of stockholder's stock repurchase rights              --           --   113,967           --          --       113,967

   Net income                                                     --           --        --    2,438,152          --     2,438,152
                                                           ---------  -----------  --------   ----------   ---------   -----------

BALANCE, DECEMBER 31, 1996                                 3,340,000   13,504,154   134,130    2,863,684    (297,500)   16,204,468

   Issuance of stock under Employee Stock Purchase Plan       18,669       99,179        --           --          --        99,179

   Proceeds from note receivable from stockholder/officer         --           --        --           --      70,000        70,000

   Proceeds from contingent shares (Note 13(a))                   --           --   445,000           --          --       445,000

   Net income                                                     --           --        --    1,781,849          --     1,781,849
                                                           ---------  -----------  --------   ----------   ---------   -----------

BALANCE, DECEMBER 31, 1997                                 3,358,669   13,603,333   579,130    4,645,533    (227,500)   18,600,496

   Issuance of stock under Employee Stock Purchase Plan       23,559      117,588        --           --          --       117,588

   Proceeds from note receivable from stockholder/officer         --           --        --           --      70,000        70,000

   Net loss                                                       --           --        --      (28,286)         --       (28,286)
                                                           ---------  -----------  --------   ----------   ---------   -----------

BALANCE, DECEMBER 31, 1998                                 3,382,228  $13,720,921  $579,130   $4,617,247   $(157,500)  $18,759,798
                                                           =========  ===========  ========   ==========   =========   ===========

                          The accompanying notes are an
           integral part of these consolidated financial statements.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                              1996          1997          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $ 2,438,152    $ 1,781,849   $   (28,286)
   Cumulative effect of change in accounting principle,            --             --       205,647
     net of income taxes of $137,944
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities-
     Depreciation and amortization                          1,284,827      1,461,015     1,763,794
     (Benefit) provision for deferred income taxes           (152,000)      (115,000)      360,000
     Changes in assets and liabilities, net of 1997
       acquisition (Note 17)-
       Accounts receivable                                   (845,290)     1,078,457    (1,941,986)
       Inventories                                           (466,272)      (507,748)   (2,037,769)
       Prepaid expenses and other current assets              447,708       (381,023)     (652,455)
       Accounts payable                                       180,921       (533,091)      968,570
       Accrued expenses                                       614,627       (621,753)      687,165
                                                          -----------    -----------   -----------

              Net cash provided by (used in) operating
              activities                                    3,502,673      2,162,706      (675,320)
                                                          -----------    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                      (3,388,476)    (2,472,977)   (1,661,277)
   Acquisition of certain assets of Universal Flow                 --     (3,000,000)           --
   Monitors, Inc.
   Decrease (increase) in other assets                         20,927     (1,187,013)     (775,803)
                                                          -----------    -----------   -----------

              Net cash used in investing activities        (3,367,549)    (6,659,990)   (2,437,080)
                                                          -----------    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payments on) proceeds from demand note             (3,377,000)     1,000,000     3,639,844
     payable to a bank
   Payments on capital lease obligations                     (104,524)      (126,410)     (302,383)
   Proceeds from reimbursement of amounts financed                 --      1,477,292       311,143
     under GECPF
   Payments on MIFA obligations                               (68,336)      (135,000)     (145,000)
   Payments on GECPF obligations                                   --             --      (704,066)
   Proceeds from initial public offering, net of            6,165,871             --            --
     issuance costs
   Proceeds from note receivable from                          52,500         70,000        70,000
     stockholder/officer
   Proceeds from stock issued under ESPP                           --         99,179       117,588
   Proceeds from sales-leaseback financing                         --             --       266,660
                                                          -----------    -----------   -----------

              Net cash provided by financing activities     2,668,511      2,385,061     3,253,786
                                                          -----------    -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        2,803,635     (2,112,223)      141,386

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  224,189      3,027,824       915,601
                                                          -----------    -----------   -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                    $ 3,027,824    $   915,601   $ 1,056,987
                                                          ===========    ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                             $   290,363    $   230,278   $   722,264
                                                          ===========    ===========   ===========
     Income taxes                                         $ 1,106,196    $ 1,731,351   $   209,500
                                                          ===========    ===========   ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
   Acquisition of equipment under capital lease
   obligations                                            $    13,063    $   263,526   $   438,951
                                                          ===========    ===========   ===========
   Exercise of stockholder's stock repurchase right       $   113,967    $        --   $        --
                                                          ===========    ===========   ===========
   Purchase of certain assets with contingent
   restricted stock                                       $        --    $   445,000   $        --
                                                          ===========    ===========   ===========
   Acquisition of equipment under GECPF bond
   financing                                              $        --    $        --   $ 7,711,020
                                                          ===========    ===========   ===========

                          The accompanying notes are an
           integral part of these consolidated financial statements.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


(1)    ORGANIZATION

       (a)   Historical Background

             Asahi/America, Inc. (AAI) was established on August 18, 1977 as a Massachusetts corporation and is involved in the manufacturing and distribution of thermoplastic valves, actuators and controls, piping systems, flow meters, filtration systems and related components for environmentally sensitive and industrial applications. These applications include chemical processing, semiconductor and pharmaceutical manufacturing, wastewater treatment, as well as for the aquarium and mining industries. AAI has exclusive distribution agreements with two international manufacturers (see Note 9).

       (b)   Quail Piping Products, Inc.

             In July 1997, AAI established a wholly owned subsidiary, Quail Piping Products, Inc. (Quail) (together with AAI, the Company), to manufacture and market polyethylene piping systems for use in water, sewer and drain applications and polyethylene duct pipe for fiber optic cable for use in the telecommunications industry. Quail's manufacturing facilities, which are located in Magnolia, Arkansas and Kingman, Arizona, are being financed principally by Industrial Development Bonds through GE Capital Public Finance, Inc. (GECPF) (see Note 11).

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

       (a)   Principles of Consolidation

             The accompanying consolidated financial statements include the accounts of AAI and its wholly owned subsidiaries, Asahi Engineered Products, Inc. and Quail. All significant intercompany balances and transactions have been eliminated in consolidation.

       (b)   Revenue Recognition

             The Company recognizes revenue on product sales at the time the products are shipped. Rental revenues, which are less than 10% of total revenues for all periods presented, are recognized over the related rental period.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)


       (c)   Cash and Cash Equivalents

             The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1998 consist mainly of treasury bills.

       (d)   Inventories

             AAI accounts for inventories using the lower of last-in, first-out
             (LIFO) cost or market value. Quail accounts for inventories using the lower of first-in, first-out (FIFO) cost or market value.

       (e)   Depreciation

             The Company provides for depreciation using the straight-line method and charges to operations amounts estimated to allocate the cost of the assets over their estimated useful lives as follows:

                Asset Classification        Estimated
                                           Useful Life

             Machinery and equipment          5-10 years
             Furniture and fixtures              7 years
             Building and improvements      7.5-40 years

       (f)   Goodwill

             Goodwill was recorded as a result of a change in ownership control in 1989, from the acquisition of Poly-Flowlines Company in 1994 and from the acquisition of the vortex flow meter division of Universal Flow Monitors, Inc. in 1997 (see Note 17). Goodwill from the Poly-Flowlines acquisition and the change in ownership control is being amortized on the straight-line basis over 10 years. Goodwill related to the vortex flow meter acquisition is being amortized on the straight-line basis over 20 years.

       (g)   Other Assets

             Other assets primarily consist of costs of obtaining patents and costs related to internal use software. The Company provides for amortization using the straight-line method and charges to operations amounts estimated to allocate the cost of the assets over their estimated useful lives as follows:

                 Asset Classification         Estimated
                                             Useful Life

             Software costs                        5 years
             Patents                            5-20 years

                                      F-8

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

             The Company assesses the realizability of intangible assets including goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS No. 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any impairment related to its long-lived assets currently exists.

       (h)   Research and Development Costs

             The Company charges research and development costs to operations as incurred.

       (i)   Earnings per Share

             In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share. This statement established standards for computing and presenting earnings per share and applies to all entities with publicly traded common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997. The Company adopted the provisions of SFAS No. 128 as of December 31, 1997. Accordingly, earnings per share for 1996 were retroactively restated to reflect the adoption of SFAS No. 128.

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

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

             Basic and diluted earnings per share were calculated as follows:

                                                         1996         1997        1998
              Basic-
                Net income (loss)                     $2,438,152   $1,781,849   $  (28,286)
                                                      ==========   ==========   ==========

                Weighted   average   common   shares   2,972,877    3,349,335    3,376,199
                  outstanding

              Diluted-
                Effect of dilutive securities
                Stock options                             15,055           --           --
                                                      ----------   ----------   ----------

                Weighted   average   common   shares
                  outstanding, assuming dilution       2,987,932    3,349,335    3,376,199
                                                      ----------   ----------   ----------
              Basic and diluted earnings per share       $   .82      $   .53      $  (.01)
                                                         =======      =======      =======

             As of December 31, 1996, 1997 and 1998, 334,945, 313,167 and
             311,500 options, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

       (j)   Concentration of Credit Risk

             SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The financial instrument that potentially subjects the Company to concentrations of credit risk is accounts receivable. As of December 31, 1996, 1997 and 1998, one customer accounted for 20%, 36% and 21% of total accounts receivable, respectively. The Company had one customer account for 23%, 32% and 26% of total revenues in 1996, 1997 and 1998, respectively.

       (k)   New Accounting Standards

             In June 1998, the FASB issued SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized in earnings currently, unless specific hedge accounting criteria are met. Special accounting or qualifying hedges allows

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

             derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

             SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A Company may also implement the SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to
             (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantially modified after December 31, 1997 (and, at the company's election, before January 1, 1998). The Company believes that the adoption of SFAS No. 133 will not have a material effect on its financial statements.

       (l)   Financial Instruments

             The estimated fair value of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and debt, approximates their carrying value.

(3)    ACCOUNTING FOR START-UP COSTS

       In May 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5, which is effective for fiscal years beginning after December 15, 1998 but provides for early adoption, requires that the costs of start-up activities, including organization costs, be expensed as incurred. Initial adoption of SOP 98-5 should be reported as a cumulative effect of a change in accounting principle. During the quarter ended December 31, 1998 the Company adopted the provisions of SOP 98-5, which resulted in a net charge to income of $206,000 (net of income taxes of $138,000) of previously capitalized start-up costs. Amortization expense related to these costs through September 30, 1998 was not material to the financial statements.

(4)    ALLOWANCE FOR DOUBTFUL ACCOUNTS

       A summary for the allowance for doubtful accounts activity is as follows:

                                                   1996         1997        1998

        Balance, beginning of year               $244,893     $283,067    $263,469

           Amounts charged to expense              67,382           --          --

           Amounts written-off                    (29,208)     (19,598)     (6,555)
                                                ---------     --------    --------

        Balance, end of year                     $283,067     $263,469    $256,914
                                                 ========     ========    ========

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)


(5)    INVENTORIES

       Inventories at December 31, 1997 and 1998 consist of the following:

                                        1997            1998

       Raw materials                 $  514,157      $   909,462
       Finished goods                 8,643,781       10,055,545
       LIFO surplus                     178,044          408,744
                                     ----------      -----------

                                     $9,335,982      $11,373,751
                                     ==========      ===========

       Had the first-in, first-out (FIFO) method of inventory costing been used by Asahi, inventories at December 31, 1997 and 1998 would have been $9,157,938 and $10,965,007, respectively.

(6)    PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Construction period interest, on borrowings used to finance construction of facilities, is included in the cost of the construction facilities. Property and equipment and accumulated depreciation consist of the following at December 31, 1997 and 1998:

                                                                    1997          1998

       Machinery and equipment                                   $ 6,750,027   $14,099,448
       Furniture and fixtures                                        525,887       642,851
       Building and improvements                                   5,654,030     7,997,224
       Land                                                        1,255,134     1,415,765
       Construction-in-process                                     1,831,388     1,181,256
                                                                ------------  ------------
                                                                  16,016,466    25,286,544

       Less--Accumulated depreciation                               4,262,198     5,086,824
                                                                 ------------  ------------

                                                                 $11,754,268   $20,199,720
                                                                 ===========   ===========

(7)    ACCRUED EXPENSES

       Accrued expenses consist of the following at December 31, 1997 and 1998:

                                                1997         1998

       Accrued payroll/payroll-related        $416,811    $  428,066
       Other accruals                          574,975     1,250,885
                                              --------    ----------

                                              $991,786    $1,678,951
                                              ========    ==========

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

(8)    INCOME TAXES

       The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates. The provision for deferred taxes is based on changes in the asset or liability from period to period. The provision for income taxes consists of the following for the years ended December 31, 1996, 1997 and 1998:

                                1996            1997       1998
       Current-
         Federal              $1,436,000     $1,192,000  $(121,077)
         State                   257,000        213,000    (36,030)
                              ----------     ----------  ---------

                               1,693,000      1,405,000   (157,107)
                              ----------     ----------  ---------

       Deferred-
         Federal                (111,000)       (66,000)   290,000
         State                   (41,000)       (49,000)    70,000
                              ----------     ----------  ---------

                                (152,000)      (115,000)   360,000
                              ----------     ----------  ---------

                              $1,541,000     $1,290,000  $ 202,893
                              ==========     ==========  =========

       The components of the net deferred tax liability recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference are as follows:

                                                       1997           1998

       Nondeductible reserves and accruals           $   445,000   $   666,000
       Depreciation                                     (177,000)     (820,000)
       LIFO reserve                                   (1,179,000)   (1,117,000)
                                                     -----------   -----------

                Net deferred tax liability           $  (911,000)  $(1,271,000)
                                                     ===========   ===========

       The Company's policy is to provide for a valuation allowance on deferred tax assets for which realization is uncertain.

       The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                        1996      1997      1998

        Provision at federal statutory rate              34.0%     34.0%     34.0%
        State income tax, net of federal benefit          4.2       6.3      11.8
        Change in valuation allowance                      --      (1.8)       --
        Amortization of goodwill                          1.8       2.1      34.5
        Other, net                                       (1.3)      1.4      35.9
                                                        -----     -----     -----

                Effective tax rate                       38.7%     42.0%    116.2%
                                                        =====     =====     =====

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       Other, net consists primarily of nondeductible meals and entertainment expenses and premiums paid for officers' life insurance policies.

(9)    RELATED PARTY ARRANGEMENTS

       (a)   Distributorship Agreement and Inventory Arrangements

             AAI has a 10-year exclusive distributorship agreement with a Japanese valve manufacturer, Asahi Yukizai Kogyo Co., LTD., (official English translation, Asahi Organic Chemical Industry Company LTD) (AOC) and Nichimen Corporation, a Japanese trading company, and Nichimen America, Inc., the Japanese trading company's U.S. affiliate (together, Nichimen). Both AOC and Nichimen are greater than 10% stockholders of the Company. Under the terms of the agreement, AAI is expected to purchase a total of $140,000,000 of merchandise over a 10-year period, which began January 2, 1990. The agreement provides for annual purchase guidelines but does not assess penalties if either the annual purchase guidelines or other cumulative totals are not met. AAI has made cumulative purchases of approximately $81,792,000 under this agreement through December 31, 1998. For their services, Nichimen is paid by AOC a combined markup of approximately 8% of the invoiced price of AAI's purchases from AOC.

             AAI purchased approximately $10,351,000, $9,664,000 and $10,345,000 of valves from AOC during the years ended December 31, 1996, 1997 and 1998, respectively. The accompanying consolidated balance sheets include accounts payable to Nichimen America, Inc. of approximately $2,909,000 and $2,728,000 at December 31, 1997 and 1998, respectively.

             To facilitate purchases from AOC, AAI has, from time to time, made arrangements with a bank whereby irrevocable letters of credit for 180 days are drawn upon shipment. Currently, Nichimen America, Inc. allows the Company to purchase on open account and to maintain a payable balance of up to $8 million. At December 31, 1997 and 1998, there were no letters of credit issued by the bank that have been drawn under these arrangements.

       (b)   Related Party Transactions

             AAI sells products to an entity controlled by the chief executive officer's father. Sales to this customer were $306,751, $312,331 and $255,537 in 1996, 1997 and 1998, respectively. Management believes that all transactions were made at terms no more favorable than similar transactions with nonrelated parties.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

(10)   FOREIGN CURRENCY TRANSACTIONS

       The Company charges foreign currency transaction gains or losses to operations in accordance with SFAS No. 52, Foreign Currency Translation. The foreign currency transaction gain (loss) recorded in cost of goods sold in the accompanying consolidated statements of income for the years ended December 31, 1996, 1997 and 1998 was approximately $378,000, $345,000 and $(53,000), respectively.

       AAI purchases product through Nichimen America, Inc. denominated in Japanese yen. AAI may enter into foreign exchange forward and option contracts to reduce the exposure to changes in foreign currencies related to the purchase of inventories. Gains and losses on the contracts that are hedges of firm commitments are deferred and recognized in the accompanying consolidated statement of income in the same period as the related transaction.

       In accordance with SFAS No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, at December 31, 1997 and 1998, AAI had foreign exchange forward contracts, all having maturities of less than one year, to buy Japanese yen in amounts equal to $962,106 and $972,319 respectively. The deferred gain related to these contracts as of December 31, 1997 was $64,793. There was no deferred gain or loss related to these contracts as of December 31, 1998.

(11)   DEBT

       (a)   MIFA Obligations

             In connection with the purchase of its Malden facility, the Company issued bonds through the Massachusetts Industrial Finance Agency
             (MIFA) for a total of $4,150,000. The bonds bear interest at rates that range from 4.2% to 5.1%. Interest is payable semiannually and is subject to adjustment in 1999, 2004 and 2009. The bonds are payable in annual installments, which commenced on March 1, 1995, of $125,000; the installments increase $5,000 per year through 1999. The bonds require payments of $160,000 (increasing $5,000 to $15,000 each year) to $320,000 per year from 2000 to 2014. The bonds are secured by an irrevocable letter of credit issued by a bank, which expires in March 1999. This letter of credit, which does not affect the availability under Asahi's revolving credit lines, is subject to the same covenants and is cross-collateralized and cross-defaulted with the Company's revolving credit lines (Note 11 (b)). As of December 31, 1998, the Company had $3,615,000 outstanding related to the MIFA obligations. A substitute letter of credit was obtained on March 1, 1999 which expires March 2004 and the interest rate was adjusted from 5.10% to 4.30%.

       (b)   Revolving Credit Lines

             In January 1997, the Company and its bank executed a loan agreement that provides for a $5,000,000 committed unsecured revolving credit line (the Committed Line) and a $5,000,000

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

             discretionary unsecured revolving credit line (the Discretionary
             Line). Interest on the credit lines is based on the prime rate (8.5% at December 31, 1997 and 7.75% at December 31, 1998) or LIBOR plus 1.65%, as elected by the Company at each borrowing date. The Company is required to maintain certain financial ratios, including, among others, minimum working capital and tangible net worth, as defined in the agreements. The Discretionary Line expired on September 30, 1997. The Committed Line extended through September 30, 1998.

             In June 1998, the Company and its bank executed a new loan agreement for an $11,000,000 secured, committed revolving line of credit (the New Committed Line). The New Committed Line replaced the Committed Line and is secured by substantially all assets of AAI and extends through January 31, 2000. Interest on this credit line is based on the prime rate or LIBOR plus 1.55% to 2.40%. There is an unused fee ranging from .15% to .25%, based on borrowing levels. The Company is required to maintain certain financial ratios, including, among others, minimum working capital, debt service and tangible net worth. The credit line is for working capital and merger and acquisition purposes. As of December 31, 1998, the Company had $4,639,844 outstanding under the New Committed Line.

             Subsequent to year-end, the New Committed Line was retroactively amended as of December 31, 1998. The amended agreement provided that the maximum amount of borrowings, including issued letters of credit, which may at any time be outstanding, be the lesser of $11 million or the sum of 80% of qualified accounts receivable and 50% of eligible inventory, as defined. The interest on borrowings is at the prime rate plus 1%. The Company is required to maintain certain financial ratios, including, among others, minimum working capital, debt service and tangible net worth, as defined in the amended agreement. The Company was in compliance with these covenants under the amended agreement as of December 31, 1998.

       (c)   GECPF Obligations

             In connection with the purchase of the building and manufacturing equipment for Quail in Magnolia, Arkansas, GECPF financed the purchase through the issuance of $4,300,000 of Arkansas State Industrial Revenue Bonds, of which $3,600,000 represents bonds related to equipment and $700,000 represents bonds related to real estate, building improvements and other equipment, (collectively, the Arkansas Borrowings). The Arkansas Borrowings bear interest at 5.89% commencing January 1, 1998 and are payable monthly. Principal payments on the Arkansas Borrowings are $35,833 per month commencing January 1, 1998 and end December 31, 2007. The equipment bonds are secured by the related financed assets and the real estate bonds are secured by a self-reducing letter of credit equal to the outstanding principal balance plus 90 days interest, which reduces the availability under the Company's line of credit.

             In June 1998, AAI and Quail purchased a second manufacturing facility in Kingman, Arizona, commencing production of fiber optic cable duct in October 1998. In connection with the purchase

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

             of the building and manufacturing equipment for this facility, GECPF financed the purchase through the issuance of $8,000,000 of County of Mohave Industrial Development Bonds, of which $6,205,000 represents bonds related to equipment and $1,795,000 represents bonds related to real estate, building improvements and other equipment (collectively, the Arizona Borrowings). The Arizona Borrowings bear interest at 5.65% which began September 27, 1998 and are payable monthly. Principal payments on the Arizona Borrowings are $68,517 per month from September 27, 1998 to August 27, 2003 and $64,817 per month from September 27, 2003 to August 27, 2008. The equipment bonds are secured by the related financed assets and the real estate bonds are secured by a self-reducing letter of credit equal to the outstanding principal balance plus 90 days interest, which reduces the availability under the Company's line of credit.

             As of December 31, 1998, there was $11,580,267 outstanding related to the GECPF obligations. There was $2,855,071 of proceeds remaining in escrow, to be disbursed as final payments of the equipment and real estate. This amount is included in restricted cash in the accompanying consolidated balance sheet.

             In accordance with both the Arkansas Borrowings and the Arizona Borrowings (collectively, the Borrowings), the Company is required to maintain certain financial ratios, including, among others, minimum working capital, debt service and tangible net worth, as defined. The Company was not in compliance with certain of its financial covenants as of December 31, 1998. Subsequent to year-end, the Company received a waiver for the events of noncompliance as of December 31, 1998 and the Borrowings were amended, changing the covenant ratios for 1999 and thereafter. The Company would have been in compliance with all of the required financial ratios as of December 31, 1998 under the agreement, as amended.

       (d)   Capital Leases

             The Company leases certain equipment under capital leases. Future minimum lease payments under these leases as of December 31, 1998 are as follows:

               Year                                                  Capital
                                                                     Leases
              1999                                                  $390,167
              2000                                                   375,068
              2001                                                   134,083
              2002                                                    34,981
              2003                                                    13,159
                                                                    --------
                      Total minimum lease payments                   947,458
             Less--Amount representing interest                       93,948
                                                                    --------
                      Capital lease obligations                      853,510
             Less--Current portion of capital lease obligations      331,042
                                                                    --------
                                                                    $522,468
                                                                    ========

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

(12)   STOCKHOLDERS' EQUITY

       (a)   Note Receivable from Stockholder/Officer

             On October 1, 1991, the Company loaned $350,000 to a stockholder/officer of the Company. The terms of the loan were amended on March 31, 1993, and interest began accruing on April 1, 1996 at the prime rate (7.75% as of December 31, 1998) plus 1%. The outstanding principal and interest are due in equal quarterly payments, which commenced April 1996, over a five-year period. The proceeds of the loan were used for the purchase of the Company common stock by the officer from another stockholder. The balance outstanding under this note at December 31, 1998 was $157,500.

       (b)   Initial Public Offering

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

       (c)   Stock Split

             In March 1996, the Board of Directors approved an 836-to-1 stock split of the Company's common stock. All share and per share amounts have been retroactively restated as a result of this stock split.

       (d)   Preferred Stock

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

(13)   STOCK-BASED COMPENSATION PLANS

       (a)   Quail Executive Stock Options

             In connection with the establishment of Quail, the Company and the individual hired as President of Quail (the Executive) entered into a stock purchase agreement whereby the Company agreed to sell to the Executive 68,461 shares of the Company's common stock for $6.50 per share if certain

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

             financial performance milestones are met in any one of the first three years of Quail's operation. The purchase price for the shares was paid to the Company in July 1997 and was in the form of certain equipment and trademark rights valued at $145,000 and a $300,000 irrevocable letter of credit. The total purchase price of $445,000 was recorded in stockholders' equity as additional paid-in capital. If the performance milestones are not met, the shares will not be sold to the Executive and the Executive forfeits to the Company the amounts paid for the shares.

             In March 1998, prior to any of the performance milestones being met, the Company amended its agreement with the Executive whereby the Company issued the Executive an option to purchase 68,461 shares of the Company's common stock for $6.50 per share which was the fair market value of the underlying common stock. As such, the option grant has been accounted for under fixed plan accounting and no compensation charge has been recognized. The option vests in seven annual increments beginning on the first anniversary of the date of grant. The amended agreement provides for accelerated vesting in any of the first three years if the performance milestones are met.

       (b)   Equity Incentive Plan

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

       (c)   Independent Directors' Stock Option Plan

             On March 11, 1996, the Board of Directors and stockholders approved the Asahi/America Independent Directors' Stock Option Plan (the Directors' Plan). The Directors' Plan authorizes the issuance of an option to each Company director who is neither an employee of Asahi nor a holder of, or affiliated with or related to a holder of, 5% or more of Asahi's common stock, to purchase up to 10,000 shares of Asahi's common stock on the date of election to the Board of Directors. These shares are granted at fair market value and are fully vested upon grant. A total of 30,000 shares of common stock is reserved under the Directors' Plan.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

             The following schedule summarizes the activity under the Incentive Plan and the Directors' Plan for the three years ended December 31, 1998:

                                                      Shares      Weighted
                                                                  Average
                                                                  Exercise
                                                                   Price

              Granted, Fiscal 1996                     359,500     $ 7.56

                Canceled                                (9,500)      7.50
                                                      --------    -------

              Outstanding, December 31, 1996           350,000       7.56

                Granted                                 16,500       7.83

                Canceled                               (53,333)      7.50
                                                      --------    -------

              Outstanding, December 31, 1997           313,167       7.58

                Granted                                 36,000       7.11

                Canceled                               (37,667)      7.45
                                                      --------    -------

              Outstanding, December 31, 1998           311,500    $  7.53
                                                      ========    =======

             The range of exercise prices for the options outstanding at December 31, 1998 was $6.63 to $9.50 per share. Options canceled during the years ended December 31, 1996, 1997 and 1998 related primarily to employee terminations.

             There were 196,167 stock options exercisable under both stock option plans as of December 31, 1998. The weighted average exercise price was $7.59 and the range of actual exercise prices was $7.50 to $9.50 for the shares exercisable at December 31, 1998.

             There were 48,500 total stock options available for future grants under the equity incentive plan as of December 31, 1998. There were no stock options available for future grant under the Directors' Plan.

       (d)   Employee Stock Purchase Plan

             In July 1996, the Company established the Asahi/America, Inc. Employee Stock Purchase Plan (the Purchase Plan), which allows substantially all employees to acquire shares of common stock

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

             of the Company. The Purchase Plan authorizes the issuance of up to a total of 150,000 shares of common stock to participating employees.

             The price at which shares may be purchased is 85% of the fair market value per share of the common stock on either the semiannual offering commencement date or the semiannual offering termination date. Purchases under the Purchase Plan are subject to certain limitations, as defined.
             In 1997 and 1998, there were 18,669 and 23,559 shares issued under the Purchase Plan, respectively.

       (e)   Proforma Adjustment


             SFAS No. 123 established a fair-value-based method of accounting for stock-based compensation plans. The Company adopted the disclosure-only alternative under SFAS No. 123 for stock options granted to employees and directors, which requires disclosure of the pro forma effects on earnings and earnings per share as if the fair value accounting as calculated under SFAS No. 123 had been used, as well as certain other information. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123.

             The Company had no stock option grants prior to 1996; accordingly, the Company has computed only the pro forma disclosures required under SFAS No. 123 for all stock options granted since 1996 and under the Purchase Plan using the Black-Scholes option pricing model.

             The assumptions used for the three years ended December 31, 1998 are as follows:

                                                               1996                    1997             1998

              Risk-free interest rates                       6.48%-6.69%           6.20%- 6.38%      5.40%- 5.61%
              Expected dividend yield                             0%                    0%                0%
              Expected lives                                   5 years               5 years           5 years
              Expected volatility                                25%                   25%               25%
             Weighted average remaining contractual          9.33 years            8.51 years        7.92 years
                life of options outstanding
             Weighted average fair value of options           $    2.70             $    2.77         $    2.24
                granted

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

             The pro forma effect of applying SFAS No. 123 would be as follows:

                                                           1996        1997         1998

              Net income (loss) as reported             $2,438,152   $1,781,849   $ (28,286)
                                                        ==========   ==========   =========
              Pro forma net income (loss)               $2,226,948   $1,435,489   $(360,926)
                                                        ==========   ==========   =========
              Basic and diluted proforma earnings       $      .82   $      .53   $   (.01)
                                                        ==========   ==========   ========
                 (loss) per share as reported
              Pro forma basic and diluted proforma      $      .77   $      .43   $   (.11)
                                                        ==========   ==========   ========
                 earnings (loss) per share

(14)   LEASE COMMITMENTS

       The Company leases certain office space and certain equipment under operating leases through July 2003. The approximate future minimum lease payments under these leases are as follows:

        Year                                           Amount

       1999                                           $255,000
       2000                                            168,000
       2001                                             33,000
       2002                                               3000
       2003                                              2,000
                                                      --------

               Total minimum lease payments           $461,000
                                                      ========

       Rental expense incurred under these leases and charged to operations was approximately $204,000, $344,000 and $288,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

(15)   OTHER EMPLOYEE BENEFITS

       (a)   Profit Sharing Plan

             The Asahi/America, Inc. Profit Sharing Plan (the Plan) is a combined 401(k) and profit sharing plan.

             Employer contributions for the profit sharing portion of the Plan are discretionary and determined by the Board of Directors. The Company made a contribution to the Plan of $100,000 in 1996. There was no contribution made in 1997 or 1998.

             Under the terms of the 401(k) portion of the Plan, eligible employees may contribute limited percentages of their salaries to the Plan, and the Company matches a portion. The Company's

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

             matching contributions were approximately $31,000, $43,000 and $49,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

       (b)   Postretirement and Postemployment Benefits

             The Company has no obligations for postretirement or postemployment benefits.

(16)   SETTLEMENT WITH EQUIPMENT VENDOR

       Included in other income for the year ended December 31, 1998 is a gain of $225,000 received as a result of a settlement related to performance issues, with the manufacturer of Quail's corrugated equipment. This settlement was in the form of credits to be taken on future purchases.

(17)   BUSINESS SEGMENTS

       The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is a combination of the President and Chief Executive Officer, the Chief Financial Officer and other operating and financial officers. To date, the Company has viewed its operations and manages its business as two segments, AAI and Quail, as being strategic business units that offer different products (see Note 1). The Company evaluates the performance of its operating segments based on revenues from external customers, net income (loss) before provision from income taxes and total assets.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       Summarized financial information concerning the Company's reportable segments for the year ended December 31, 1998 is as follows:

                                                           AAI            Quail         Eliminating     Consolidated

       Revenues from external customers               $  35,166,327   $   2,489,577    $     (77,854)  $  37,578,050
       Net income (loss) before provision for             1,094,187        (575,989)              --         518,198
          income taxes
       Gross profit                                      12,137,955         613,615               --      12,751,570
       Selling, general and administrative               10,475,024       1,139,148               --      11,614,172
         expenses
       Depreciation and amortization                      1,488,915         274,879               --       1,763,794
       Interest expense, net                                240,165         275,456               --         515,621
       Accounts receivable, net                           4,883,737       1,271,116               --       6,154,853
       Inventory, net                                    10,560,090         813,661               --      11,373,751
       Capital expenditures                                 814,492       9,027,922               --       9,842,414
       Total assets                                      36,323,176      16,476,375       (4,575,504)     48,224,047

       As of December 31, 1997, management viewed its operations and managed its business as one principal segment, AAI. Operations for Quail in 1997 were not significant. As a result, the financial information for the year ended December 31, 1997 disclosed herein represents all of the material financial information related to the Company's principal operating segment.

(18)   SIGNIFICANT CUSTOMER AND EXPORT SALES

       During 1996, 1997 and 1998, one customer accounted for 23%, 32% and 26% respectively, of net sales. During 1996, 1997 and 1998, export sales accounted for 4%, 7% and 6%, respectively, of net sales.

(19)   ACQUISITION

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

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       The Company allocated the purchase price to the acquired assets as follows:

        Patents                         $1,100,000
        Goodwill                         1,652,120
        Fixed assets                        71,906
        Inventory                          155,974
        Noncompete agreement                20,000
                                        ----------

                                        $3,000,000

(20)   PATENT LITIGATION

       In July 1997, the United States Patent and Trademark Office reconfirmed the validity of a patent owned by the Company. In August 1997, the Company instituted a patent infringement suit in the United States District Court in New York against a competitor. In the fourth quarter of 1997 and first quarter of 1998, the Company incurred approximately $400,000 and $132,000, respectively, in legal expenses related to this patent issue. These costs are included in selling, general, and administrative expense in the accompanying statement of operations. In February 1999, the Court ruled in favor of the Company as it upheld the validity of the Company's patent. The Court has referred the case to a Magistrate Judge for an inquest hearing, scheduled for March 5, 1999 and directed a determination as to damages to be completed within three months of the hearing. On March 8, 1999, the Company and its competitor reached an amicable settlement of this case. This settlement included monetary consideration from the competitor to the Company, as well as the granting by the Company of a nonexclusive license for this patent to the competitor, totaling $900,000, which was paid to the Company in March 1999.