Form 10-Q
period 1999-03-31
ASAHI AMERICA INC
filed 1999-05-11
CIK 906873

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

  X   Quarterly report pursuant to section 13 or 15(d) of the Securities
----- Exchange Act of 1934


                  For the quarterly period ended March 31, 1999

                                       OR

      Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934


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

                                   Yes X No __

The registrant had 3,405,000 shares of common stock outstanding at May 1, 1999.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX

                                                                                     PAGE NO.

PART I    FINANCIAL INFORMATION
Item 1 -  Condensed Consolidated Financial Statements
          Consolidated Balance Sheets- December 31, 1998 and
          March 31, 1999                                                               2

          Consolidated Statements of Operations - Three
          Months ended March 31, 1998 and 1999                                         3

          Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 1998 and 1999                                                4

          Notes to Consolidated Financial Statements                                   5


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                           9

Item 3 - Quantitative and Qualitative Disclosure About
          Marker Risk                                                                 14


PART II   OTHER INFORMATION
Item 2 - Legal Proceedings                                                            14
Item 6                                                                                14

SIGNATURES                                                                            15

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      DECEMBER 31, MARCH 31,
                                                                          1998      1999

ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                         $ 1,057   $ 2,130
      Restricted Cash                                                     2,855     1,183
      Accounts receivable, less reserves of $257 at December 31, 1998
         and $357 at March 31, 1999                                       6,155     5,474
      Inventories                                                        11,373    10,463
      Prepaid expenses and other current assets                           1,264     1,550
                                                                        -------   -------
         Total current assets                                            22,704    20,800


PROPERTY AND EQUIPMENT, NET                                              20,200    21,777

OTHER ASSETS
      Goodwill, net of accumulated amortization of $1,968 at
         December 31, 1998 and $2,043 at March 31, 1999                   2,156     2,081
      Other, net                                                          3,164     3,111
                                                                        -------   -------
         Total other assets                                               5,320     5,192
                                                                        -------   -------
                                                                        $48,224   $47,769
                                                                        -------   -------
                                                                        -------   -------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Demand note payable to bank                                       $ 4,640   $ 3,850
      Current portion of MIFA obligations                                   150       160
      Current portion of GECPF obligations                                1,252     1,252
      Current portion of capital lease obligations                          331       326
      Accounts payable                                                    5,826     5,155
      Accrued expenses                                                    1,679     2,380
      Deferred Revenue                                                       --        67
      Deferred income taxes                                                 517       517
                                                                        -------   -------
         Total current liabilities                                       14,395    13,707
                                                                        -------   -------

MIFA OBLIGATIONS, LESS CURRENT PORTION                                    3,465     3,305
                                                                        -------   -------
GECPF OBLIGATIONS, LESS CURRENT PORTION                                  10,328    10,072
                                                                        -------   -------
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                             522       447
                                                                        -------   -------
DEFERRED REVENUE, LESS CURRENT PORTION                                       --       315
                                                                        -------   -------
DEFERRED INCOME TAXES                                                       754       754
                                                                        -------   -------
COMMITMENTS                                                                  --        --

STOCKHOLDERS' EQUITY
      Common Stock                                                       13,721    13,779
      Additional paid-in capital                                            579       579
      Retained  Earnings                                                  4,617     4,951
                                                                        -------   -------
                                                                         18,917    19,309
                                                                        -------   -------
      Less-Note receivable from stockholder/officer                         157       140
                                                                        -------   -------
         Total stockholders' equity                                      18,760    19,169
                                                                        -------   -------
                                                                        $48,224   $47,769
                                                                        -------   -------
                                                                        -------   -------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                      ------------------------------
                                                          1998             1999
                                                       ------------    -------------

Net sales                                              $     8,096    $    10,723

Cost of sales                                                5,114          6,681
                                                       -----------    -----------
      Gross Profit                                           2,982          4,042

Selling, general and administrative expenses                 2,840          3,554
Research and development expenses                               62             67
Litigation settlement (Note 11)                                 --           (400)
                                                       -----------    -----------

      Income from operations                                    80            821

Interest expense, net                                           80            259
                                                       -----------    -----------

Income before provision for income taxes                        --            562

Provision for income taxes                                       2            228
                                                       -----------    -----------

      Net Income(loss) before cumulative effect of a
        change in accounting principle                 $        (2)   $       334
                                                       -----------    -----------
                                                       -----------    -----------
      Cumulative effect of a change in
        accounting principle, net of income taxes
        of $59                                         $       (88)   $        --
                                                       -----------    -----------
                                                       -----------    -----------
      Net Income (Loss)                                $       (90)   $       334
                                                       -----------    -----------
                                                       -----------    -----------
      Basic and diluted earnings per share before
      cumulative effect of change in accounting
      principle                                        $     (0.00)   $      0.10

                                                       -----------    -----------
                                                       -----------    -----------
      Basic and diluted (loss)  per share effect of
      cumulative effect of change in accounting
      principle, net of income taxes                   $     (0.03)   $        --
                                                       -----------    -----------
                                                       -----------    -----------
      Basic and diluted earnings (loss) per share      $     (0.03)   $      0.10
                                                       -----------    -----------
                                                       -----------    -----------
Weighted average number of shares outstanding            3,370,169      3,405,000
                                                       -----------    -----------
                                                       -----------    -----------
Weighted average number of shares outstanding,
      assuming dilution                                  3,370,169      3,405,000
                                                       -----------    -----------
                                                       -----------    -----------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                           ------------------------
                                                                                              1998        1999
                                                                                           ----------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss)                                                                        $  (90)     $   334
      Cumulative effect of change in accounting principle, net of income
      taxes of $59                                                                                 88           --
      Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                                            394          598
         Changes in assets and liabilities
             Accounts receivable                                                                  408          681
             Inventories                                                                         (581)         911
             Prepaid expenses and other current assets                                             (8)        (286)
             Accounts payable                                                                     268         (671)
             Accrued expenses                                                                    (361)         700
             Deferred revenue                                                                      --          381
                                                                                           ----------- ------------
         Net cash provided by operating activities                                                118        2,648
                                                                                           ----------- ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                                         (432)        (278)
      Increase in others assets                                                                   (59)         (40)
                                                                                           ----------- ------------
         Net cash used in investing activities                                                   (491)        (318)
                                                                                           ----------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net payments on demand note payable to bank                                                  --         (790)
      Payments on MIFA obligations                                                               (145)        (150)
      Payments on GECPF obligations                                                              (108)        (313)
      Payments on capital lease obligations                                                       (67)         (80)
      Proceeds from note receivable from stockholder/officer                                       18           18
      Proceeds from stock issued under ESPP                                                        59           58
      Proceeds from reimbursement of amounts financed under GECPF                                 311           --
      Proceeds from sales-leaseback financing                                                     267           --
                                                                                           ----------- ------------
         Net cash provided by (used in) financing activities                                      335       (1,257)
                                                                                           ----------- ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                              (38)       1,073
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    916        1,057
                                                                                           ----------- ------------
                                                                                           ----------- ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $  878      $ 2,130
                                                                                           ----------- ------------
                                                                                           ----------- ------------
SUPPLEMENTAL CASH FLOW DISCLOSURES: Cash paid during the period for:
         Interest                                                                              $  122      $   392
                                                                                           ----------- ------------
                                                                                           ----------- ------------
         Income taxes                                                                          $  136      $    34
                                                                                           ----------- ------------
                                                                                           ----------- ------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
           Acquisition of assets under capital lease obligations                               $  141      $    --
                                                                                           ----------- ------------
                                                                                           ----------- ------------
           Acquisition of equipment under GECPF bond financing                                 $  824      $    --
                                                                                           ----------- ------------
                                                                                           ----------- ------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRESENTATION OF INTERIM INFORMATION
The unaudited interim financial statements included herein have been prepared by the Asahi/America, Inc. and Subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments which the Company considers necessary for a fair presentation of such information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto which are contained in the Company's Form 10-K for the year ended December 31, 1998. Interim results are not necessarily indicative of the results for a full year.

2. FINANCIAL STATEMENTS
The condensed consolidated financial statements include the accounts of the Asahi/America, Inc. (AAI) and its wholly-owned subsidiaries, Asahi Engineered Products, Inc.(AEP) and Quail Piping Products, Inc. (Quail). All significant intercompany balances and transactions have been eliminated.

3. CASH EQUIVALENTS
Cash equivalents, if any are short-term, highly liquid investments with original maturities of less than three months and consist primarily of treasury bills.

4. INVENTORIES
AAI accounts for inventories using the lower of last-in, first-out (LIFO) cost or market value. Quail accounts for inventories using the lower of first-in, first-out (FIFO) cost or market value. The components of inventory are summarized as follows (in thousands):

                                                DECEMBER 31, MARCH  31,
                                                     1998       1999
                                                     ----      -----
                            Raw materials          $   909   $   925
                            Finished goods          10,055     9,201
                            LIFO surplus               409       337
                                                   -------   -------
                             Total                 $11,373   $10,463
                                                   -------   -------
                                                   -------   -------

5. EARNINGS PER SHARE
In accordance with the Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, basic net income per share and basic pro forma net income per share were computed by dividing net income or pro forma net income by the weighted average number of common shares outstanding during the period. Diluted net income per share and diluted pro forma net income per share were computed by dividing net income or pro forma net income by diluted weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common stock equivalents consist of common stock issuable on the exercise of outstanding options.

Basic and diluted earnings (loss) per share were calculated as follows:

                                                          THREE MONTHS
                                                             ENDED
                                                           MARCH 31,
                                                    1998               1999
                                                    ----               ----
Basic-
  Net income (loss)                            $   (90,472)   $     334,102
                                               -----------    -------------
                                               -----------    -------------
  Weighted average common shares outstanding     3,370,169        3,405,000

Diluted-
  Effect of dilutive securities                       --               --
  Stock options                                       --               --
                                               -----------    -------------

  Weighted average common shares
     outstanding, assuming dilution              3,370,169        3,405,000
                                               -----------    -------------

Basic earnings (loss) per share                $     (0.03)   $        0.10
                                               -----------    -------------
                                               -----------    -------------
Diluted earnings (loss) per share              $     (0.03)   $        0.10
                                               -----------    -------------
                                               -----------    -------------

As of March 31, 1998 and 1999, 394,331 and 412,461 options, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

6.  ACCOUNTING FOR START-UP COSTS

In May 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES. SOP 98-5, which is effective for fiscal years beginning after December 15, 1998 but provides for early adoption, requires that the costs of start-up activities, including organization costs, be expensed as incurred. Initial adoption of SOP 98-5 should be reported as a cumulative effect of a change in accounting principle. During the quarter ended December 31, 1998 the Company adopted the provisions of SOP 98-5. In accordance with the provisions of SFAS No. 16, PRIOR PERIOD ADJUSTMENTS, prior year interim periods have been restated, adopting the provisions of SOP 98-5 as of January 1, 1998, so as to include the portion of the item that is directly related to the Company's business in the determination of net income in the first interim period of that year. As such, the Company restated 1998 first quarter results to record a net charge to income of $88,000 (net of income taxes of $59,000) for previously capitalized start-up costs, reflected as a cumulative effect of a change in accounting principle. Subsequently recorded amortization expense on these start-up costs has been reversed and subsequent additions to start-up costs have been expensed.


7. REVOLVING CREDIT LINE
In June 1998, the Company and its bank executed a new loan agreement for an $11,000,000 secured, committed revolving line of credit (the Committed Line). The Committed Line is secured by substantially all assets of AAI and extends through January 31, 2000. Interest on this credit line is based on the prime rate or LIBOR plus 1.55% to 2.30%. There is an unused fee ranging from .15% to
 .25%. The Company is required to maintain certain financial ratios, including, among others, minimum working capital, debt service and tangible net worth. The credit line is for working capital and merger and acquisition purposes.

In February, 1999, the Committed Line was retroactively amended as of December 31, 1998. The amended agreement provided that the maximum amount of borrowings, including issued letters of credit, which may at any time be outstanding, be the lesser of $11 million or the sum of 80% of qualified accounts receivable and 50% of eligible inventory, as defined. The interest on additional borrowings is at the prime rate plus 1%. The Company is required to maintain certain financial ratios, including, among others, minimum working capital, debt service and tangible net worth, as defined in the amended agreement. The Company was in compliance with these covenants as of March 31, 1999. As of March 31, 1999, there was $3,850,000 outstanding under the line of credit.

8.  CONCENTRATION OF CREDIT RISK
Sales to the Company's two major domestic customers during the three month period ended March 31, 1999 were approximately 29% and 15% of total sales, as compared to 27% for the Company's one major customer for the same period of 1998. Export sales as a percent of total sales during the first quarter were approximately 3.9% and 6.9% in 1999 and 1998, respectively.

9.  BUSINESS SEGMENTS
SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as two segments, AAI and Quail, as being strategic business units that offer different products. The Company evaluates the performance of its operating segments based on revenues from external customers, net income before provision from income taxes, total assets and other balance sheet information.

Summarized financial information concerning the Company's reportable segments is as follows:

     FOR THE THREE MONTHS ENDED MARCH 31, 1999            AAI          QUAIL     ELIMINATING    CONSOLIDATED

Revenues from external customers                 $  8,534,615   $  2,216,148    $    (28,249)   $ 10,722,514
Net income before provision for income taxes          163,020        398,968            --           561,988
Net Income                                             94,722        239,380            --           334,102
Accounts receivable, net                            4,619,009        854,966            --         5,473,975
Inventory, net                                      9,260,993      1,202,203            --        10,463,196
Property & Equipment, net                           9,112,748     12,663,753            --        21,776,501
Total assets                                       35,585,776     16,418,080      (4,235,088)     47,768,768


     FOR THE THREE MONTHS ENDED MARCH 31, 1998            AAI          QUAIL     ELIMINATING    CONSOLIDATED

Revenues from external customers                 $  8,096,131   $       --      $       --      $  8,096,131
Net income before provision for income taxes          104,010       (104,287)           --              (277)
Net Income                                             20,036       (110,508)           --           (90,472)
Accounts receivable, net                            3,802,737          1,873            --         3,804,610
Inventory, net                                      9,885,922         31,179            --         9,917,101
Property & Equipment, net                           9,894,329      2,950,251            --        12,844,580
Total assets                                       30,657,269      3,064,167        (557,312)     33,164,124


10.       NEW ACCOUNTING STANDARDS
In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

11.      LITIGATION SETTLEMENT
In July 1997, the United States Patent and Trademark Office reconfirmed the validity of a patent owned by the Company. In August 1997, the Company instituted a patent infringement suit in the United States District Court in New York against a competitor. In the fourth quarter of 1997 and first quarter of 1998, the Company incurred approximately $400,000 and $132,000, respectively, in legal expenses related to this patent issue. These costs were included in selling, general, and administrative expense. In February 1999, the Court ruled in favor of the Company as it upheld the validity of the Company's patent. The Court referred the case to a Magistrate Judge for an inquest hearing, scheduled for March 5, 1999 and directed a determination as to damages to be completed within three months of the hearing. On March 8, 1999, the Company and its competitor reached an amicable settlement of this case. This settlement included monetary consideration of $500,000 paid by the competitor to the Company, as well as the granting by the Company to the competitor of a nonexclusive eight-year license for this patent at $75,000 per year, discounted to $400,000 and paid to the Company in March 1999. Included in the accompanying statement of operations is $400,000 related to monetary consideration paid to the Company with the balance of $100,000 related to additional legal fees, included in accrued expenses in the accompanying balance sheet. Included in deferred revenue in the accompanying balance sheet is the license portion of the settlement, to be recognized over the related term.

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

The Company distributes its products through an extensive network of domestic and foreign distributors and sales representatives which are supported by Company sales, marketing and engineering personnel. Substantially all of the Company's purchases of valves are made from its Japanese supplier and are transacted in Japanese yen. As a result, the Company is exposed to fluctuations in foreign currency exchange rates. The Company may use hedging procedures including foreign exchange forward contracts and currency options in managing the fluctuations in foreign currency exchange rates. The Company also purchases pipe and fittings from an Austrian supplier. Purchases from the Company's Austrian supplier are denominated in United States dollars.

In July, 1997, the Company established a wholly owned subsidiary, Quail Piping Products, Inc. ("Quail") to manufacture and market corrugated polyethylene piping systems for use in water, sewer and drain applications and polyethylene duct pipe for fiber optic cable for use by the telecommunications industry. Quail's first manufacturing facility, for which limited production commenced in the Spring of 1998, is located in Magnolia, Arkansas. In June 1998, the Company and Quail closed on the purchase of a second manufacturing facility in Kingman, Arizona, which commenced production in October, 1998. Limited production of corrugated pipe in the Arkansas facility commenced in the Spring of 1998, with full production by November, 1998, while full production of fiber optic cable duct in the Arizona facility commenced in October 1998. Production of corrugated pipe began in April of 1999 at the Arizona facility. These new product lines increase the manufacturing component of the Company's business, further diversify the Company's product offerings and distribution base and positions the Company to penetrate new markets providing additional opportunity to increase sales of the Company's distributed products.

RESULTS OF  OPERATIONS
The following table sets forth, for the periods indicated, the Company's net sales as well as certain income and expense items, expressed as a percentage of sales:


                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       -------------------------------
                                                                           1998             1999
                                                                       -------------   ---------------

NET SALES                                                                    100.0%            100.0%
COST OF SALES                                                                 63.2%             62.3%
      GROSS PROFIT                                                            36.8%             37.7%
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                  35.1%             33.2%
RESEARCH AND DEVELOPMENT EXPENSES                                              0.8%              0.6%
LITIGATION SETTLEMENT                                                          0.0%             -3.7%
      INCOME FROM OPERATIONS                                                   0.9%              7.6%
INTEREST EXPENSE, NET                                                          0.9%              2.4%
INCOME BEFORE PROVISION FOR INCOME TAXES                                       0.0%              5.2%
PROVISION FOR INCOME TAXES                                                     0.0%              2.1%
NET INCOME BEFORE CUMULATIVE EFFECT OF
       CHANGE IN ACCOUNTING PRINCIPLE                                          0.0%              3.1%
NET INCOME                                                                    -1.1%              3.1%


NET SALES

Net sales were $10.7 million for the three months ended March 31, 1999 as compared to $8.1 million for the three months ended March 31, 1998. This increase was mainly due to sales of fiber optic cable duct pipe and corrugated polyethylene pipe manufactured by the Company's wholly owned subsidiary, Quail Piping Products, Inc. Sales of the AAI's core products increased by approximately 0.5% in the first quarter of 1999 as compared to the first quarter of 1998 due to a slight increase in daily business.

Export sales for the three months ended March 31, 1999 were $420,000 compared to $568,000 for the corresponding period of 1998. For the three months ended March 31, 1999, one customer accounted for approximately 29% of sales while another customer accounted for approximately 15% of sales.

GROSS PROFIT

Gross profit as a percentage of sales was 36.8% during the three months ended March 31, 1998, as compared to 37.7% for the same period of 1999. The increase was a result of efficient manufacturing processes with Quail and due to the fact that Quail's sales of duct pipe are on a tolling basis, as much of the required material is supplied by the end customer. This increase was offset by a decrease in AAI's overall gross profit which was due to continued aggressive pricing to maintain and increase sales volume, a price increase implemented by the Company's Japanese supplier on its purchase of valves and the overall lower value of the U.S. dollar as compared to the Japanese yen as compared to the year ago period.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the first quarter of 1999 were $3.6 million as compared to $2.8 million in the first quarter of 1998. Selling, general and administrative expenses as a percentage of sales were 33.2% in the 1999 first quarter, a decrease from 35.1% in the 1998 first quarter. The increase in overall expenses was primarily due to the selling and administrative support for Quail's sales and operations.

In connection with the Company's acquisition of the flow meter division of Universal Flow Monitors, Inc., the Company established a dedicated Research and Development department. This department is focusing its efforts on finalizing the development of a full range of sizes for the ultrasonic flow meter and on the development of other AAI products.

In February 1999, the Court ruled in favor of the Company with respect to its previously filed patent infringement lawsuit, as it upheld the validity of the Company's patent. In March, 1999, the Company and its competitor reached an amicable settlement of this case. This settlement included monetary consideration from the competitor to the Company, as well as the granting by the Company of a nonexclusive license for this patent to the competitor, totaling $900,000, which was paid to the Company in March 1999. Included in the statement of operations is $400,000 related to the recovery of past damages. Further, the Company has recorded deferred revenue related to the royalty agreement reached as part of the settlement.

INTEREST EXPENSE AND INCOME TAXES

Interest expense increased $214,000 in the first quarter of 1999 as compared to the corresponding period of 1998. The overall increase was due to interest expense incurred on additional Industrial Revenue Bond debt and to operational borrowings on the Company's line of credit. Interest income was $35,000 higher in the first quarter of 1999 as compared to the first quarter of 1998 as a result of increased level of cash held in the bank and restricted cash held for the bond financing.

The provision for income taxes increased by $226,000 from the first quarter of 1998 to the first quarter of 1999.

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

In June 1998, the Company and its bank amended its then existing line of credit agreement and executed a loan agreement for an $11,000,000 secured, committed revolving line of credit. This line of credit is secured by substantially all assets of AAI and extends through January 31, 2000. Interest on this credit line is based on the prime rate or LIBOR plus 1.55% to 2.30%. There is an unused fee ranging from .15% to .25%, based on the performance levels of certain financial ratios. The Company is required to maintain certain financial ratios, including, among others, debt service, minimum working capital and tangible net worth. The credit line is for working capital and merger and acquisition purposes. As of March 31, 1999, there was $3,850,000 outstanding under the line of credit. In February, 1999, this loan agreement was retroactively amended. The amended agreement provides for the maximum amount of borrowings, including issued letters of credit, which may at any time be outstanding, be the lesser of $11 million or the sum of 80% of qualified accounts receivable and 50% of eligible inventory, as defined. The interest on new borrowings is at the prime rate plus 1%. The Company is required to maintain certain financial ratios, including, among others, minimum working capital, debt service and tangible net worth, as defined in the amended agreement. The Company was in compliance with these covenants as of March 31, 1999.

In July, 1997, the Company established a wholly-owned subsidiary, Quail Piping Products, Inc. to manufacture and market corrugated polyethylene piping systems for use in water, sewer and drainage applications and polyethylene fiber optic duct pipe for use in the telecommunications industry. Quail's first manufacturing facility, for which limited production commenced in the Spring, 1998, is located in Magnolia, Arkansas. The facility and manufacturing equipment are being financed by Arkansas Industrial Revenue Bonds (the "Arkansas Bonds") totaling $4.3 million. Payments on the bonds began in January 1998, with equal monthly principal payments and extend until December 2007. The bonds bear interest at 5.89%. In June 1998, for the purchase price of $1,139,844, the Company and Quail purchased a second manufacturing facility in Kingman, Arizona, commencing production of fiber optic cable duct in October, 1998 and corrugated polyethylene piping in April,1999. Total project costs for the Arkansas facility and equipment, which are estimated to be $8 million, are being financed through the County of Mohave Industrial Development Bonds (the "Arizona Bonds") which were finalized in August 1998. These bonds, which total $8 million, bear interest at 5.65% and are payable in equal monthly installment over 10 years, beginning in September, 1998. As of March 31, 1999, the Company had expended approximately $6.7 million in connection with the purchase of the facility and equipment for use in Quail's Arizona operations. In accordance with both the Arkansas Bonds and the Arizona Bonds, the Company is required to maintain certain financial ratios, including, among others, minimum working capital, debt service and tangible net worth, as defined. The Company was in compliance with these covenants as of March 31, 1999.

At March 31, 1999 cash and cash equivalents were $2.1 million.

The Company generated $2.6 million of cash flow from operations during the three months ended March 31, 1999 as compared to $118,000 for the comparable 1998 period. The increase is due to the higher net income level in the 1999 period as compared to the 1998 period coupled with lower overall working capital requirements in 1999 as compared to 1998. Inventory at March 31, 1999, decreased $911,000 from December 31, 1998, primarily due to a lower level of purchases to support AAI's sales. Accounts receivable at March 31, 1999 decreased $681,00 from December 31, 1998 as a result of the timing of fourth quarter 1998 sales and strong collections in the first quarter of 1999. From December 31, 1997 to March 31, 1998, inventory increased $581,000 as a result of the timing of inventory receipts, additional on-hand inventory as a result of the Company's May 1, 1997 acquisition of the plastic flow meter division and lower than expected first quarter 1998 sales level. Further, the Company has deferred revenue of $381,000 recorded in the 1999 first quarter related to the royalty agreement reached as part of the patent infringement lawsuit settlement. The royalty license fee was paid in full in March 1999.

The Company's industrial revenue bonds funded through the Massachusetts Industrial Finance Agency (MIFA) are secured by a letter of credit issued by a bank which is cross-collateralized and cross-defaulted with the Company's line of credit, as amended. The bonds consist of six separate series each with differing interest rates and maturities. Interest rates range from 4.2% to 4.3% and are subject to adjustment in 2004 and 2009. The maximum principal payable in any one year is $320,000 payable in 2014. The bonds are secured by an irrevocable letter of credit issued by a bank, which expires in March 2004. This letter of credit is secured by substantially all assets of AAI and does not affect the availability under AAI's revolving credit line. As of March 31, 1999, the Company had $3,465,000 outstanding related to the MIFA obligations.

The Company believes that its current funds together with its line of credit facility and cash generated from operations will be sufficient to fund the Company's operations, debt service and capital requirements at least through the next 12 months.



MATERIAL UNCERTAINTIES
YEAR 2000 COMPLIANCE. The Year 2000 (Y2K) issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, many date sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat Y2K may cause systems to process critical financial and operational information incorrectly. The Company utilizes software and related technologies throughout its business that could be affected by the date change in Y2K. The Company has established an internal task force which has developed a testing and compliance program to ascertain whether and to what extent there may be a need to update its computer systems to become Y2K compliant. Additionally, the Company is in the process of communicating with key third party vendors and customers to ascertain their ability to become compliant. To manage its Y2K program, the Company has divided its efforts into four program areas: 1)Information Technology (computer hardware, software, and other data exchange sources);
2)Physical Plant (manufacturing equipment and facilities); 3)Products (including product development); and 4)Extended Enterprise (suppliers and customers). For each of these program areas, the Company is using a four-step approach:
1)Ownership (creating awareness, assigning tasks); 2)Inventory (listing items to be assessed for Y2K readiness); 3)Assessment (prioritizing the inventoried items, assessing their Y2K readiness, planning corrective actions, making initial contingency plans); and 4)Corrective Action Deployment (implementing corrective actions, verifying implementation, developing, finalizing and executing contingency plans). As of December 31, 1998, the Ownership and Inventory steps were essentially complete for all program areas. The target completion dates for priority items by remaining steps are as follows:
Assessment - May 1999; Corrective Action Deployment -- September 1999. To date, the Company has achieved approximately fifty percent of its Assessment goals for its four program areas. The Assessment status for each program area is as follows: 1)Information Technology: Substantially all of the Company's business information systems (manufacturing, distribution, sales, financial, and human resources) have been assessed, corrected and verified, and corrected systems have been or have been identified to be deployed. Hardware assessment is in process and on schedule for completion. There can be no assurance that the Company will complete in a timely manner the testing of such software/hardware products or the development/installation of any updates necessary to render such products Y2K compliant. Likewise, there can be no assurance that the Company will not encounter Y2K problems arising from these technologies or any other technologies that the Company may acquire in the future. 2)Physical Plant:
Manufacturing equipment assessment is substantially completed with corrective actions, if necessary, scheduled. Facilities assessment is in process with continued assessments being made. These efforts are expected to be completed on schedule. 3)Products: the Company continues to assess the readiness of its current products. Product assessments are expected to be completed on time.
4)Extended Enterprise: the Company has begun contacting its suppliers regarding their Y2K readiness. The Company's Y2K supplier program includes assessing the readiness of its suppliers with a particular focus on those considered essential for prevention of a material disruption of the Company's business operations. The assessment is ongoing. The Company is also discussing Y2K status with selected strategic customers. The ability of vendors to supply and customers to purchase may be affected by Y2K issues, as vendors may be unable to supply and/or customers unable to purchase. There can be no assurance that the Company will not experience a disruption in its business as a result of third party noncompliance, the occurrence of which may have a material adverse effect on the Company's business, operating results and financial condition. Costs to Address Y2K Issues: Although the Company does not expect the non-capitalized costs associated with its Y2K project plan to be material, outside of labor time incurred by existing employees, there can be no assurance that unidentified Y2K problems will not cause the Company to incur material expenses in responding to such problems or otherwise have a material adverse effect on the Company's business, operating results and financial performance. Capitalizable costs, including costs of new hardware and software and the related costs of implementation and installation will approximate $1.6 million. Risks of Y2K Issues and Contingency Plans: The Company continues to assess the Y2K issues relating to its physical plant, products, suppliers and customers, as well as legal risks that may be associated with noncompliance. The Company's contingency planning process, although currently in the initial discussion stage, will be intended to mitigate worst-case business disruptions, such as delays in product delivery, which could potentially result from events such as supply chain disruptions. As noted above, the Company expects its contingency plans to be complete by September 1999. If there are unidentified dependencies on internal systems or on key third parties to operate the business, or if any required modifications are not completed in a timely basis or are more costly to implement than currently anticipated, the Company's business, financial condition or results of operations could be materially adversely affected.

SOURCES OF SUPPLY. The Company purchases substantially all of its requirements for valves from Asahi Organic Chemicals Industry Co. Ltd. ("AOC"), and a large percentage of the pipe and fittings sold by the Company are supplied by Alois-Gruber GmbH ("Agru"). The Company has an exclusive contract of supply and distribution in defined territories with AOC that extends through 1999. Under the contract with AOC, the Company agreed to purchase $140 million of product over the 10 year term of the contract. Through December 31, 1998, the Company had purchased approximately $81.8 million of product. The Company's contract with Agru renews automatically for an additional five year period unless either party gives notice of termination no less than twelve months prior to the end of the term. The contract currently extends through 2004. Although alternative sources of supply are available, the loss of either AOC or Agru as a source of supply would have a material adverse effect on the Company. Although the Company has had negotiations with AOC regarding extension of the contract, there has been no agreement reached and there can be no assurance that the agreement will be extended.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


                            PART II OTHER INFORMATION

Item 2.           Legal Proceedings
In July 1997, the United States Patent and Trademark Office reconfirmed the validity of a patent owned by the Company. In August 1997, the Company instituted a patent infringement suit in the United States District Court in New York against a competitor. In the fourth quarter of 1997 and first quarter of 1998, the Company incurred approximately $400,000 and $132,000, respectively, in legal expenses related to this patent issue. These costs were included in selling, general, and administrative expense. In February 1999, the Court ruled in favor of the Company as it upheld the validity of the Company's patent. The Court has referred the case to a Magistrate Judge for an inquest hearing, scheduled for March 5, 1999 and directed a determination as to damages to be completed within three months of the hearing. On March 8, 1999, the Company and its competitor reached an amicable settlement of this case. This settlement included monetary consideration from the competitor to the Company, as well as the granting by the Company of a nonexclusive license for this patent to the competitor, totaling $900,000, which was paid to the Company in March 1999.

Item 6.        Exhibits and Reports on Form 8-K
               a)   Exhibits

                    27       Financial Data Schedule
                    27a      Financial Data Schedule, restated

                                   SIGNATURES


Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ASAHI/AMERICA, INC.


Dated: May 11, 1999         By: /s/  Leslie B. Lewis
                               ----------------------------------
                               Leslie B. Lewis, President and Principal
                               Executive Officer


                                  By: /s/   Kozo Terada
                                     ---------------------------------
                                  Kozo Terada, Vice President, Principal
                                  Financial and Accounting Officer and Treasurer