Form 10-Q
period 1999-06-30
ASAHI AMERICA INC
filed 1999-08-13
CIK 906873

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

  X  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
-----
 Act of 1934


                  For the quarterly period ended June 30, 1999

                                       OR

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
----
 Act of 1934

              For the transition period from         to
                                             -------    ----------

Commission file number: 0-28322

                               ASAHI/AMERICA, INC.
             (Exact name of registrant as specified in its charter)

    MASSACHUSETTS                                       04-2621836
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

                                   Yes X No __

         The registrant had 3,429,217 shares of common stock outstanding at July 31, 1999.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX

                                                                                     PAGE NO.

PART I    FINANCIAL INFORMATION

Item 1 -  Condensed Consolidated Financial Statements

          Consolidated Balance Sheets- December 31, 1998 and
          June 30, 1999                                                                2

          Consolidated Statements of Operations - Three and Six
          Months ended June 30, 1998 and 1999                                          3

          Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 1998 and 1999                                                 4

          Notes to Consolidated Financial Statements                                   5


Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                         10

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk                  15


PART II   OTHER INFORMATION

Item 2                                                                                16

Item 4                                                                                16

Item 6                                                                                16

SIGNATURES                                                                            17

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             DECEMBER 31,        JUNE 30,
                                                                                 1998              1999
                                                                            ---------------    -------------

ASSETS
CURRENT ASSETS

      Cash and cash equivalents                                                   $  1,057         $    261
      Restricted Cash                                                                2,855              799
      Accounts receivable, less reserves of $257 at December 31, 1998
         and $362 at June 30, 1999                                                   6,155            5,720
      Inventories                                                                   11,373           10,928
      Prepaid expenses and other current assets                                      1,264            1,394
                                                                            ---------------    -------------
         Total current assets                                                       22,704           19,102


PROPERTY AND EQUIPMENT, NET                                                         20,200           23,027

OTHER ASSETS
      Goodwill, net of accumulated amortization of $1,968 at
         December 31, 1998 and $2,111 at June 30, 1999                               2,156            2,013
      Other, net                                                                     3,164            3,163
                                                                            ---------------    -------------
         Total other assets                                                          5,320            5,176
                                                                            ---------------    -------------
                                                                                  $ 48,224         $ 47,305
                                                                            ---------------    -------------
                                                                            ---------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

      Demand note payable to bank                                                 $  4,640         $  3,100
      Current portion of MIFA obligations                                              150              160
      Current portion of GECPF obligations                                           1,252            1,252
      Current portion of capital lease obligations                                     331              342
      Accounts payable                                                               5,826            5,725
      Accrued expenses                                                               1,679            2,376
      Deferred revenue                                                                  --               70
      Deferred income taxes                                                            517              517
                                                                            ---------------    -------------
         Total current liabilities                                                  14,395           13,542
                                                                            ---------------    -------------

MIFA OBLIGATIONS, LESS CURRENT PORTION                                               3,465            3,305
                                                                            ---------------    -------------
GECPF OBLIGATIONS, LESS CURRENT PORTION                                             10,328            9,760
                                                                            ---------------    -------------
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                                        522              397
                                                                            ---------------    -------------
DEFERRED REVENUE, LESS CURRENT PORTION                                                  --              292
                                                                            ---------------    -------------
DEFERRED INCOME TAXES                                                                  754              754
                                                                            ---------------    -------------
COMMITMENTS                                                                             --               --

STOCKHOLDERS' EQUITY
      Common Stock                                                                  13,721           13,779
      Additional paid-in capital                                                       579              579
      Retained  Earnings                                                             4,617            5,020
                                                                            ---------------    -------------
                                                                                    18,917           19,378
                                                                            ---------------    -------------
      Less-Note receivable from stockholder/officer                                    157              123
                                                                            ---------------    -------------
         Total stockholders' equity                                                 18,760           19,255
                                                                            ---------------    -------------
                                                                                  $ 48,224         $ 47,305
                                                                            ---------------    -------------
                                                                            ---------------    -------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                      JUNE 30,                           JUNE 30,
                                                           -------------------------------    --------------------------------
                                                              1998             1999               1998               1999

                                                           ------------    -------------      --------------     -------------

Net sales                                                  $     9,072       $   10,310          $   17,16         $   21,061

Cost of sales                                                    6,039            6,643              11,154            13,352
                                                           ------------      -----------         -----------       -----------
      Gross Profit                                               3,033            3,667               6,015             7,709

Selling, general and administrative expenses                     2,836            3,199               5,676             6,752
Research and development expenses                                   86               71                 148               138
Litigation settlement                                               --               --                  --              (400)
                                                           ------------      -----------         -----------       -----------

      Income from operations                                       111              397                 191             1,219

Interest expense, net                                               93              290                 174               549
                                                           ------------      -----------         -----------       -----------

Income before provision for income taxes                            18              107                  17               670

Provision for income taxes                                          10               40                  12               268
                                                           ------------      -----------         -----------       -----------

      Net Income before cumulative effect of a
        change in accounting principle                     $         8       $       67          $        5        $      402

                                                           ------------      -----------         -----------       -----------
                                                           ------------      -----------         -----------       -----------

      Cumulative effect of a change in
        accounting principle, net of income taxes
        of $59                                             $        --       $       --          $      (88)       $       --
                                                           ------------      -----------         -----------       -----------
                                                           ------------      -----------         -----------       -----------

      Net Income (Loss)                                    $         8       $       67          $      (83)       $      402
                                                           ------------      -----------         -----------       -----------
                                                           ------------      -----------         -----------       -----------

      Basic earnings per share before cumulative
        effect of change in accounting principle           $      0.00       $     0.02          $     0.00        $     0.12
                                                           ------------      -----------         -----------       -----------
                                                           ------------      -----------         -----------       -----------
      Diluted earnings per share before
        cumulative effect of a change in accounting
        principle                                          $      0.00       $     0.02          $     0.00        $     0.12
                                                           ------------      -----------         -----------       -----------
                                                           ------------      -----------         -----------       -----------

      Basic and diluted earnings  per share effect
        cumulative effect of a change in accounting
        principle, net of income taxes of $59              $      0.00       $     0.00          $    (0.03)       $     0.00
                                                           ------------      -----------         -----------       -----------
                                                           ------------      -----------         -----------       -----------

      Basic earnings  (loss) per share                     $      0.00       $     0.02          $    (0.02)       $     0.12
                                                           ------------      -----------         -----------       -----------
                                                           ------------      -----------         -----------       -----------

      Diluted earnings (loss) per share                    $      0.00       $     0.02          $    (0.02)       $     0.12
                                                           ------------      -----------         -----------       -----------
                                                           ------------      -----------         -----------       -----------

Weighted average number of
      shares outstanding                                     3,370,169        3,405,000           3,370,169         3,405,000
                                                           ------------      -----------         -----------       -----------
                                                           ------------      -----------         -----------       -----------

Weighted average number of shares
      outstanding, assuming dilution                         3,376,000        3,410,611           3,370,169         3,405,000
                                                           ------------      -----------         -----------       -----------
                                                           ------------      -----------         -----------       -----------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                           ------------------------
                                                                                              1998        1999
                                                                                           ----------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss)                                                                      $    (83)     $    402
      Cumulative effect of change in accounting principle, net of income
      Taxes of $59                                                                                 88            --
      Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
         Depreciation and amortization                                                            795         1,253
         Changes in assets and liabilities
             Accounts receivable                                                                 (949)         434
             Inventories                                                                       (1,619)         445
             Prepaid expenses and other current assets                                            (80)        (130)
             Accounts payable                                                                   1,056         (101)
             Accrued expenses                                                                     (33)         697
             Deferred revenue                                                                      --          363
                                                                                           ----------- ------------
         Net cash (used in) provided by operating activities                                     (825)       3,363
                                                                                           ----------- ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                                       (2,048)      (1,570)
      Increase in others assets                                                                  (402)        (194)
                                                                                           ----------- ------------
         Net cash used in investing activities                                                 (2,450)      (1,764)
                                                                                           ----------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net borrowings (payments) under demand note payable to bank                               2,302       (1,540)
      Payments on MIFA obligations                                                               (145)        (150)
      Payments on GECPF obligations                                                              (215)        (626)
      Payments on capital lease obligations                                                      (143)        (172)
      Payments of note receivable from stockholder/officer                                         18           35
      Proceeds from stock issued under ESPP                                                        59           58
      Proceeds from reimbursement of amounts financed under GECPF                                 311           --
      Proceeds from sales-leaseback financing                                                     267           --
                                                                                           ----------- ------------
         Net cash provided by (used in) financing activities                                    2,454       (2,395)
                                                                                           ----------- ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                        (821)        (796)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    916        1,057
                                                                                           ----------- ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $    95      $   261
                                                                                           ----------- ------------
                                                                                           ----------- ------------

SUPPLEMENTAL CASH FLOW DISCLOSURES: Cash paid during the year for:
         Interest                                                                             $   294      $   410
                                                                                           ----------- ------------
                                                                                           ----------- ------------
         Income taxes                                                                         $   162      $   175
                                                                                           ----------- ------------
                                                                                           ----------- ------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
           Acquisition of assets under capital lease obligations                              $   288      $    52
                                                                                           ----------- ------------
                                                                                           ----------- ------------
           Acquisition of equipment under GECPF bond financing                                $ 1,640      $ 2,108
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

4. INVENTORIES
AAI accounts for inventories using the lower of last-in, first-out (LIFO) cost or market value. Quail accounts for inventories using the lower of first-in, first-out (FIFO) cost or market value. The components of inventory are summarized as follows (in thousands):

                                              DECEMBER 31,             JUNE 30,
                                                 1998                    1999
                                              -------                  -------
              Raw materials                   $   909                  $ 1,221
              Finished goods                   10,055                    9,396
              LIFO surplus                        409                      311
                                              -------                  -------
               Total                          $11,373                  $10,928
                                              -------                  -------
                                              -------                  -------

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

Basic and diluted earnings (loss) per share were calculated as follows (in thousands, except per share data):



                                    THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                        1998            1999          1998            1999

Basic-
  Net income (loss)                   $         8   $        67   $       (83)  $          402
                                      -----------   -----------   -----------    -------------
                                      -----------   -----------   -----------    -------------

  Weighted average common shares
     outstanding
                                        3,370,169     3,405,000     3,370,169        3,405,000

Diluted-
  Effect of dilutive securities                --            --            --               --
  Stock options                             5,831         5,611            --               --
                                      -----------   -----------   -----------    -------------

  Weighted average common shares
     outstanding, assuming dilution     3,376,000     3,410,611     3,370,169        3,405,000
                                      -----------   -----------   -----------    -------------

Basic earnings (loss) per share       $       .00   $       .02   $      (.02)   $         .12
                                      -----------   -----------   -----------    -------------
                                      -----------   -----------   -----------    -------------

Diluted earnings (loss) per share     $       .00   $       .02   $      (.02)   $         .12
                                      -----------   -----------   -----------    -------------
                                      -----------   -----------   -----------    -------------

As of June 30, 1998 and 1999, 323,167 and 328,239 options, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

6.  ACCOUNTING FOR START-UP COSTS

In May 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES. SOP 98-5, which is effective for fiscal years beginning after December 15, 1998 but provides for early adoption, requires that the costs of start-up activities, including organization costs, be expensed as incurred. Initial adoption of SOP 98-5 should be reported as a cumulative effect of a change in accounting principle. During the quarter ended December 31, 1998 the Company adopted the provisions of SOP 98-5. In accordance with the provisions of SFAS No. 16, PRIOR PERIOD ADJUSTMENTS, prior year interim periods have been restated, adopting the provisions of SOP 98-5 as of January 1, 1998, so as to include the portion of the item that is directly related to the Company's business in the determination of net income in the first interim period of that year. As such, the Company restated 1998 first quarter results to record a net charge to income of $88,000 (net of income taxes of $59,000) for previously capitalized start-up costs, reflected as a cumulative effect of a change in accounting principle. Subsequently recorded amortization expense on these start-up costs has been reversed and subsequent additions to start-up costs have been expensed in the quarter incurred.


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

In February, 1999, the Committed Line was retroactively amended as of December 31, 1998. The amended agreement provided that the maximum amount of borrowings, including issued letters of credit, which may at any time be outstanding, be the lesser of $11 million or the sum of 80% of qualified accounts receivable and 50% of eligible inventory, as defined. The interest on additional borrowings is at the prime rate plus 1%. The Company is required to maintain certain financial ratios, including, among others, minimum working capital, debt service and tangible net worth, as defined in the amended agreement. The Company was in compliance with these covenants as of June 30, 1999. As of June 30, 1999, there was $3,100,000 outstanding under the line of credit.

8.  CONCENTRATION OF CREDIT RISK
Sales to the Company's two major domestic customers during the three month period ended June 30, 1999 were approximately 27% and 16% of total sales, as compared to 28% for the Company's one major customer for the same period of 1998. Sales to the Company's two major domestic customers during the six month period ended June 30, 1999 were approximately 28% and 15% of total sales, as compared to 28% for the Company's one major customer for the same period of 1998. Export sales as a percent of total sales during the second quarter were approximately 4% and 7% in 1999 and 1998, respectively.

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

Summarized financial information concerning the Company's reportable segments is as follows (in thousands):

       FOR THE SIX MONTHS ENDED JUNE 30, 1999       AAI     QUAIL   ELIMINATING       CONSOLIDATED

Revenues from external customers                $16,323   $ 4,738   $    --           $21,061
Net income before provision for income taxes         13       657        --               670
Net Income                                            8       394        --               402
Accounts receivable, net                          4,611     1,109        --             5,720
Inventory, net                                    8,787     2,141        --            10,928
Property & Equipment, net                         9,260    23,027        --            23,027
Total assets                                     33,858    18,350    (4,903)           47,305


       FOR THE SIX MONTHS ENDED JUNE 30, 1998              AAI      QUAIL    ELIMINATING CONSOLIDATED

Revenues from external customers                      $ 16,779   $    389    $     --    $ 17,168
Net income (loss) before provision for income taxes        261       (244)         --          17
 Net Income                                                111       (194)         --         (83)
 Accounts receivable, net                                4,782        380          --       5,162
 Inventories                                            10,703        252          --      10,955
 Property & Equipment, net                              10,856      4,287          --      15,143
 Total assets                                           34,161      5,085      (1,934)     37,312


10.  NEW ACCOUNTING STANDARDS
In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

In June 1999, the FASB issued SFAS No. 137, DEFERRAL OF THE EFFECTIVE DATE OF SFAS NO. 133, delaying the effective date of SFAS No. 133 from June 15, 1999 to June 15, 2000. The Company believes that the adoption of Statement 133 will not have a material effect on its financial statements.

11.  LITIGATION SETTLEMENT
In July 1997, the United States Patent and Trademark Office reconfirmed the validity of a patent owned by the Company. In August 1997, the Company instituted a patent infringement suit in the United States District Court in New York against a competitor. In the fourth quarter of 1997 and first quarter of 1998, the Company incurred approximately $400,000 and $132,000, respectively, in legal expenses related to this patent issue. These costs were included in selling, general, and administrative expense. In February 1999, the Court ruled in favor of the Company as it upheld the validity of the Company's patent. The Court referred the case to a Magistrate Judge for an inquest hearing, scheduled for March 5, 1999 and directed a determination as to damages to be completed within three months of the hearing. On March 8, 1999, the Company and its competitor reached an amicable settlement of this case. This settlement included monetary consideration of $500,000 paid by the competitor to the Company, as well as the granting by the Company to the competitor of a nonexclusive eight-year license for this patent at $75,000 per year, discounted to $400,000 and paid to the Company in March 1999. Included in the accompanying statement of operations is $400,000 related to monetary consideration paid to the Company with the balance of $100,000 related to additional legal fees, included in accrued expenses at that time. Included in deferred revenue in the accompanying balance sheet is the license portion of the settlement, to be recognized over the related term.

12.  SUBSEQUENT EVENT.
On August 9, 1999, the Company entered into a Merger Agreement (the "Merger Agreement") with Midnight Acquisition Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of Asahi Organic Chemicals Industry Co., Ltd. ("AOC"), the Company's principal supplier of valves. The merger consideration to be paid for all of the outstanding shares of the Company's common stock is $8.25 per share plus an estimated $1.20 to $1.30 per share representing the per share proceeds of the disposition of Quail Piping Products, Inc. ("Quail"), a wholly-owned subsidiary of the Company, net of taxes and certain expenses. Leslie B. Lewis will remain with the Company as President and Chief Executive Officer.

The merger is conditioned upon Company stockholder approval and the disposition of Quail. The Merger Agreement also requires that (i) the Company have no debt at the time of the closing, with certain exceptions, (ii) all Quail-related obligations of the Company be terminated pursuant to an agreement in the form attached to the Merger Agreement and (iii) all shares held directly and indirectly by Nichimen Corporation have been purchased by AOC or its subsidiaries. The Company has also executed a Stock Purchase Agreement for the disposition of Quail with Quail Acquisition Corporation, which is majority owned by a management buyout group. The Stock Purchase Agreement is contingent upon the receipt of financing and Quail Acquisition Corporation is in discussions with potential sources for financing. There can be no assurances that financing for the disposition will be obtained or that the disposition and merger will be consummated.

As an inducement to Holdings to enter into the Merger Agreement, Leslie B. Lewis, who beneficially owns 27.2% of the of the shares of the Company, entered into a Stockholder Agreement, dated as of August 9, 1999 (the "Stockholder Agreement"), pursuant to which Mr. Lewis has granted a proxy to vote such shares in favor of the merger. The Stockholder Agreement terminates upon the earlier to occur of (i) the closing date of the merger, (ii) March 31, 2000 or (iii) the date the Merger Agreement is terminated if it is terminated by mutual consent of the parties or resulting from a governmental or court order or decree.

The foregoing descriptions of the Merger Agreement, the Stock Purchase Agreement and the Stockholder Agreement contained herein are qualified in their entirety by reference to the following documents which are exhibits to the Company's Form 8-K filed August 10, 1999: (a) the Merger Agreement attached as Exhibit 2, including Exhibit C - Stockholder Agreement thereto, and incorporated herein by reference, (b) the Stock Purchase Agreement attached as Exhibit 10.1 and incorporated herein by reference, and (c) the Employment Agreement for Leslie B. Lewis attached as Exhibit 10.2 and incorporated herein by reference.
                                       9

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

In July, 1997, the Company established a wholly owned subsidiary, Quail Piping Products, Inc. ("Quail") to manufacture and market corrugated polyethylene piping systems for use in water, sewer and drain applications and polyethylene duct pipe for fiber optic cable for use by the telecommunications industry. Quail's first manufacturing facility is located in Magnolia, Arkansas. In June 1998, the Company and Quail closed on the purchase of a second manufacturing facility in Kingman, Arizona, which commenced production in October, 1998. Limited production of corrugated pipe in the Arkansas facility commenced in the Spring of 1998, with full production by November, 1998, while full production of fiber optic cable duct in the Arizona facility commenced in October 1998. Production of corrugated pipe began in June of 1999 at the Arizona facility. In May, 1999 Quail leased a manufacturing facility in Canton, Massachusetts for the manufacture of polyethylene duct pipe. Production began in August 1999. These new product lines increase the manufacturing component of the Company's business, further diversify the Company's product offerings and distribution base and positions the Company to penetrate new markets providing additional opportunity to increase sales of the Company's distributed products.

RESULTS OF  OPERATIONS

The following table sets forth, for the periods indicated, the Company's net sales as well as certain income and expense items, expressed as a percentage of sales:


                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                       JUNE 30,                       JUNE 30,
                                                            ------------------------------  -----------------------------
                                                                1998            1999            1998            1999
                                                            -------------  ---------------  --------------  -------------

NET SALES                                                         100.0%           100.0%          100.0%         100.0%
COST OF SALES                                                      66.6%            64.4%           65.0%          63.4%
      GROSS PROFIT                                                 33.4%            35.6%           35.0%          36.6%
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       31.3%            31.0%           33.0%          32.0%
RESEARCH AND DEVELOPMENT EXPENSES                                   0.9%             0.7%            0.9%           0.7%
LITIGATION SETTLEMENT                                               0.0%             0.0%            0.0%         (1.9%)
      INCOME FROM OPERATIONS                                        1.2%             3.9%            1.1%           5.8%
INTEREST EXPENSE, NET                                               1.0%             2.8%            1.0%           2.6%
INCOME BEFORE PROVISION FOR INCOME TAXES                            0.2%             1.1%            0.1%           3.2%
PROVISION FOR INCOME TAXES                                          0.1%             0.4%            0.1%           1.3%
NET INCOME BEFORE CUMULATIVE EFFECT OF
       CHANGE IN ACCOUNTING PRINCIPLE                               0.1%             0.7%            0.0%           1.9%
       NET INCOME                                                   0.1%             0.7%          (0.5%)           1.9%


NET SALES

Net sales were $10.3 million and $21.1 million for the three and six months ended June 30, 1999, respectively, as compared to $ 9.1million and $17.2 million for the comparative periods of 1998. This increase was mainly due to sales of fiber optic cable duct pipe and corrugated polyethylene pipe manufactured by the Company's wholly owned subsidiary, Quail Piping Products, Inc. Sales of the AAI's core products decreased by approximately 3.3% in the six month period of 1999 as compared to the six month period of 1998 due to a decrease in both project and daily business as a result of the continued slowness in AAI's core markets..

Export sales for the three and six months ended June 30, 1999 were $447,000 and $858,000, respectively, as compared to $634,000 and $1.2 million for the corresponding periods of 1998. For the three and six months ended June 30, 1999, one customer accounted for approximately 27% and 28% respectively, of sales, while another customer accounted for approximately 16% and 15% respectively, of sales. For the three and six months ended June 30, 1998, one customer accounted for approximately 28% and 28%, respectively, of total sales.

GROSS PROFIT

Gross profit as a percentage of sales was 35.6% and 36.6% during the three and six months ended June 30, 1999, respectively as compared to 33.4% and 35.0% for the same period of 1998. The quarterly and year to date increases were a result of efficient manufacturing processes with Quail and due to the fact that Quail's sales of duct pipe are on a tolling basis, as much of the required material is supplied by the end customer. This increase was offset by a decrease in AAI's overall gross profit which was due to continued aggressive pricing to maintain existing sales volume, a price increase implemented by the Company's Japanese supplier on its purchase of valves and the overall lower value of the U.S. dollar as compared to the Japanese yen as compared to the year ago period.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three and six months ended June 30, 1999 were $3.2 million and $6.8 million as compared to $2.9 million and $5.7 million for the comparable periods of 1998. The increase in overall expenses for the three and six month periods of 1999 was primarily due to the selling and administrative support for Quail's sales and operations, particularly, shipping, commission and selling and administrative expenses. Selling, general and administrative expenses as a percentage of sales for the three and six month periods of 1999 were 31.0% and 32.0% as compared to 31.3% and 33.0% for the comparable 1998 periods. The quarter and year to date decreases were due primarily to sales increasing 13.6% and 22.7% for the quarter and year to date period of 1999 as compared to the 12.8% and 19.0% increase in selling, general and administrative expenses for the same period.

In connection with the Company's acquisition of the flow meter division of Universal Flow Monitors, Inc., the Company established a dedicated Research and Development department. This department is focusing its efforts on finalizing the development of a full range of sizes for the ultrasonic flow meter and on the development of other AAI products. Total R&D expenses for the three and six months ended June 30, 1999 were $71,000 and $138,000 as compared to $86,000 and $148,000 for the comparable periods of 1998.

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

INTEREST EXPENSE AND INCOME TAXES

Interest expense, net increased $197,000 and $375,000 for the three and six months ended June 30, 1999 as compared to the corresponding period of 1998. The overall increase was due to interest expense incurred on additional Industrial Revenue Bond debt to support Quail's expansion and to increased operational borrowings on the Company's line of credit.

The provision for income taxes increased by $30,000 and $256,000 in the three and six months periods of 1999 as compared to the same periods of 1998.

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

In June 1998, the Company and its bank amended its then existing line of credit agreement and executed a loan agreement for an $11,000,000 secured, committed revolving line of credit. This line of credit is secured by substantially all assets of AAI and extends through January 31, 2000. Interest on this credit line is based on the prime rate or LIBOR plus 1.55% to 2.30%. There is an unused fee ranging from .15% to .25%, based on the performance levels of certain financial ratios. The Company is required to maintain certain financial ratios, including, among others, debt service, minimum working capital and tangible net worth. The credit line is for working capital and merger and acquisition purposes. As of June 30, 1999, there was $3,100,000 outstanding under the line of credit. In February, 1999, this loan agreement was retroactively amended. The amended agreement provides for the maximum amount of borrowings, including issued letters of credit, which may at any time be outstanding, be the lesser of $11 million or the sum of 80% of qualified accounts receivable and 50% of eligible inventory, as defined. The interest on new borrowings is at the prime rate plus 1%. The Company is required to maintain certain financial ratios, including, among others, minimum working capital, debt service and tangible net worth, as defined in the amended agreement. The Company was in compliance with these covenants as of June 30, 1999.

In July, 1997, the Company established a wholly-owned subsidiary, Quail Piping Products, Inc. to manufacture and market corrugated polyethylene piping systems for use in water, sewer and drainage applications and polyethylene fiber optic duct pipe for use in the telecommunications industry. Quail's first manufacturing facility, for which limited production commenced in the Spring, 1998, is located in Magnolia, Arkansas. The facility and manufacturing equipment are being financed by Arkansas Industrial Revenue Bonds (the "Arkansas Bonds") totaling $4.3 million. Payments on the bonds began in January 1998, with equal monthly principal payments and extend until December 2007. The bonds bear interest at 5.89%. In June 1998, for the purchase price of $1,139,844, the Company and Quail purchased a second manufacturing facility in Kingman, Arizona, commencing production of fiber optic cable duct in October, 1998 and corrugated polyethylene piping in April,1999. Total project costs for the Arkansas facility and equipment, which are estimated to be $8 million, are being financed through the County of Mohave Industrial Development Bonds (the "Arizona Bonds") which were finalized in August 1998. These bonds, which total $8 million, bear interest at 5.65% and are payable in equal monthly installment over 10 years, beginning in September, 1998. As of June 30, 1999, the Company had expended approximately $7.2 million in connection with the purchase of the facility and equipment for use in Quail's Arizona operations. In accordance with both the Arkansas Bonds and the Arizona Bonds, the Company is required to maintain certain financial ratios, including, among others, minimum working capital, debt service and tangible net worth, as defined. The Company was in compliance with these covenants as of June 30, 1999. . In May, 1999 Quail leased a manufacturing facility in Canton, Massachusetts for the manufacture of polyethylene duct pipe. Total equipment costs for this facility will approximate $2.5 million.

At June 30, 1999 cash and cash equivalents were $261,000.

The Company generated $3.4 million of cash flow from operations during the six months ended June 30, 1999 as compared to $825,000 of cash flow used in operations for the comparable 1998 period. The increase is due to the higher net income level in the 1999 period as compared to the 1998 period coupled with lower overall working capital requirements in 1999 as compared to 1998. Inventory at June 30, 1999, decreased $445,000 from December 31, 1998, primarily due to a lower level of purchases to support AAI's sales. Accounts receivable at June 30, 1999 decreased $434,00 from December 31, 1998 as a result of the timing of fourth quarter 1998 sales and strong collections in the first quarter of 1999. From December 31, 1997 to June 30, 1998, inventory increased $1.6 million as a result of the timing of inventory receipts, additional on-hand inventory as a result of Quail's initial manufacturing processes commencing and lower than expected first half 1998 sales level. From December 31, 1997 to June 30, 1998, accounts receivable increased by $949,000 due to the timing of second quarter sales and due to strong collection efforts in the 1997 fourth quarter. Further, the Company has deferred revenue of $363,000, initially recorded in the 1999 first quarter, related to the royalty agreement reached as part of the patent infringement lawsuit settlement. The royalty license fee was paid in full in March 1999.

The Company's industrial revenue bonds funded through the Massachusetts Industrial Finance Agency (MIFA) are secured by a letter of credit issued by a bank which is cross-collateralized and cross-defaulted with the Company's line of credit, as amended. The bonds consist of six separate series each with differing interest rates and maturities. Interest rates range from 4.2% to 4.3% and are subject to adjustment in 2004 and 2009. The maximum principal payable in any one year is $320,000 payable in 2014. The bonds are secured by an irrevocable letter of credit issued by a bank, which expires in March 2004. This letter of credit is secured by substantially all assets of AAI and does not affect the availability under AAI's revolving credit line. As of June 30, 1999, the Company had $3,465,000 outstanding related to the MIFA obligations.

The Company believes that its current funds together with its line of credit facility and cash generated from operations will be sufficient to fund the Company's operations, debt service and capital requirements at least through the next 12 months.


MATERIAL UNCERTAINTIES
YEAR 2000 COMPLIANCE. The Year 2000 (Y2K) issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, many date sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat Y2K may cause systems to process critical financial and operational information incorrectly. The Company utilizes software and related technologies throughout its business that could be affected by the date change in Y2K. The Company has established an internal task force which has developed a testing and compliance program to ascertain whether and to what extent there may be a need to update its computer systems to become Y2K compliant. Additionally, the Company is in the process of communicating with key third party vendors and customers to ascertain their ability to become compliant. To manage its Y2K program, the Company has divided its efforts into four program areas:
1)Information Technology (computer hardware, software, and other data exchange sources); 2)Physical Plant (manufacturing equipment and facilities); 3)Products (including product development); and 4)Extended Enterprise (suppliers and customers). For each of these program areas, the Company is using a four-step approach: 1)Ownership (creating awareness, assigning tasks); 2)Inventory (listing items to be assessed for Y2K readiness); 3)Assessment (prioritizing the inventoried items, assessing their Y2K readiness, planning corrective actions, making initial contingency plans); and 4)Corrective Action Deployment (implementing corrective actions, verifying implementation, developing, finalizing and executing contingency plans). As of December 31, 1998, the Ownership and Inventory steps were essentially complete for all program areas. The target completion dates for priority items by remaining steps are as follows: Assessment - May 1999; Corrective Action Deployment -- September 1999. To date, the Company has achieved approximately ninety percent of its Assessment goals for its four program areas. The Assessment status for each program area is as follows: 1)Information Technology: Substantially all of the Company's business information systems (manufacturing, distribution, sales, financial, and human resources) have been assessed, corrected and verified, and corrected systems have been or have been identified to be deployed. Hardware assessment is in process and on schedule for completion. There can be no assurance that the Company will complete in a timely manner the testing of such software/hardware products or the development/installation of any updates necessary to render such products Y2K compliant. Likewise, there can be no assurance that the Company will not encounter Y2K problems arising from these technologies or any other technologies that the Company may acquire in the future. 2)Physical Plant:
Manufacturing equipment assessment is substantially completed with corrective actions, if necessary, scheduled. Facilities assessment is in process with continued assessments being made. These efforts are expected to be completed on schedule. 3)Products: the Company continues to assess the readiness of its current products. Product assessments are expected to be completed on time. 4)Extended Enterprise: the Company has begun contacting its suppliers regarding their Y2K readiness. The Company's Y2K supplier program includes assessing the readiness of its suppliers with a particular focus on those considered essential for prevention of a material disruption of the Company's business operations. The assessment is ongoing. The Company is also discussing Y2K status with selected strategic customers. The ability of vendors to supply and customers to purchase may be affected by Y2K issues, as vendors may be unable to supply and/or customers unable to purchase. There can be no assurance that the Company will not experience a disruption in its business as a result of third party noncompliance, the occurrence of which may have a material adverse effect on the Company's business, operating results and financial condition. Costs to Address Y2K Issues: Although the Company does not expect, and has not as of this date incurred, the non-capitalized costs associated with its Y2K project plan to be material, outside of labor time incurred by existing employees, there can be no assurance that unidentified Y2K problems will not cause the Company to incur material expenses in responding to such problems or otherwise have a material adverse effect on the Company's business, operating results and financial performance. Capitalizable costs, including costs of new hardware and software and the related costs of implementation and installation will approximate $1.6 million. Risks of Y2K Issues and Contingency Plans: The Company continues to assess the Y2K issues relating to its physical plant, products, suppliers and customers, as well as legal risks that may be associated with noncompliance. The Company's contingency planning process, although currently in the initial discussion stage, will be intended to mitigate worst-case business disruptions, such as delays in product delivery, which could potentially result from events such as supply chain disruptions. As noted above, the Company expects its contingency plans to be complete by September 1999. If there are unidentified dependencies on internal systems or on key third parties to operate the business, or if any required modifications are not completed in a timely basis or are more costly to implement than currently anticipated, the Company's business, financial condition or results of operations could be materially adversely affected.

SOURCES OF SUPPLY. The Company purchases substantially all of its requirements for valves from Asahi Organic Chemicals Industry Co. Ltd. ("AOC"), and a large percentage of the pipe and fittings sold by the Company are supplied by Alois-Gruber GmbH ("Agru"). The Company has entered into a Merger Agreement with AOC. (See Footnote 12, Notes to Consolidated Financial Statements). In the event that the parties fail to consummate the Merger, the parties have agreed to continue their supply relationship on a non-exclusive basis until December 31, 2000. The Company would be permitted to purchase valves at prices no less favorable than other purchasers in the same terriory. Either party will be permitted to terminate the supply agreement on 90 days notice after January 1, 2000. The Company's contract with Agru renews automatically for an additional five year period unless either party gives notice of termination no less than twelve months prior to the end of the term. The contract currently extends through 2004. Although alternative sources of supply are available, the loss of either AOC or Agru as a source of supply would have a material adverse effect on the Company.

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

        (a) The Company held an annual meeting of shareholders on May 26, 1999.

        (b) Not required.

        (c) Set forth below is a brief description of each matter voted upon at the meeting, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter and including a separate tabulation with respect to each nominee for office:


                                                               Number of Shares
1.  Election of Directors:                      For           Withheld Authority
                                                ---           ------------------

         Masahiro Inoue                       2,668,205          7,668

         Martin J. Reid                       2,670,381          5,492

2. To ratify the appointment of Arthur Andersen LLP as independent auditors of the Company:

                                                 Number of Shares
                                                 ----------------
         For:                                        2,671,973

         Against:                                          300

         Abstain:                                        3,600

         Broker Non-Vote:                                    0

Item 6.           Exhibits and Reports on Form 8-K
                  a)       Exhibits

                  27       Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ASAHI/AMERICA, INC.


Dated: August 13, 1999            By: /s/  Leslie B. Lewis
                                      ----------------------------------
                                           Leslie B. Lewis,
                                           President and Principal
                                           Executive Officer


                                  By: /s/  Kozo Terada
                                      ----------------------------------
                                           Kozo Terada,
                                           Vice President, Principal
                                           Financial and Accounting Officer and
                                           Treasurer