Form 10-Q
period 1999-09-30
ASAHI AMERICA INC
filed 1999-11-15
CIK 906873

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

  X      Quarterly report pursuant to section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

                For the quarterly period ended September 30, 1999

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

                               Yes X No __

The registrant had 3,434,717 shares of common stock outstanding at October 31, 1999.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX

                                                                                   PAGE NO.
PART I    FINANCIAL INFORMATION

Item 1 -  Condensed Consolidated Financial Statements

          Consolidated Balance Sheets- December 31, 1998 and
          September 30, 1999                                                           2

          Consolidated Statements of Operations - Three and
          Nine Months ended September 30, 1998 and 1999                                3

          Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 1998 and 1999                                            4

          Notes to Consolidated Financial Statements                                   5


Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                          10

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk                   16


PART II   OTHER INFORMATION

Item 6 -  Exhibits and Reports on Form 8-K                                             16

SIGNATURES                                                                             17

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          DECEMBER 31,   SEPTEMBER 30,
                                                                              1998           1999
                                                                          -----------    ------------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                              $ 1,057        $    18
      Restricted Cash                                                          2,855             --
      Accounts receivable, less reserves of $257 at December 31, 1998
         and $366 at September 30, 1999                                        6,155          5,960
      Inventories                                                             11,373         10,953
      Prepaid expenses and other current assets                                1,264          1,349
                                                                             -------        -------
         Total current assets                                                 22,704         18,280

PROPERTY AND EQUIPMENT, NET                                                   20,200         27,063

OTHER ASSETS
      Goodwill, net of accumulated amortization of $1,968 at
         December 31, 1998 and $2,179 at September 30, 1999                    2,156          1,957
      Other, net                                                               3,164          3,717
                                                                             -------        -------
         Total other assets                                                    5,320          5,674
                                                                             -------        -------
                                                                             $48,224        $51,017
                                                                             =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Demand note payable to bank                                            $ 4,640        $ 3,902
      Current portion of MIFA obligations                                        150            160
      Current portion of GECPF obligations                                     1,252          1,252
      Current portion of NAI obligations                                          --            553
      Current portion of capital lease obligations                               331            358
      Accounts payable                                                         5,826          6,700
      Accrued expenses                                                         1,679          1,768
      Deferred revenue                                                            --             68
      Deferred income taxes                                                      517            517
                                                                             -------        -------
         Total current liabilities                                            14,395         15,278
                                                                             -------        -------

MIFA OBLIGATIONS, LESS CURRENT PORTION                                         3,465          3,305
                                                                             -------        -------
GECPF OBLIGATIONS, LESS CURRENT PORTION                                       10,328          9,446
                                                                             -------        -------
NAI OBLIGATIONS, LESS CURRENT PORTION                                             --          2,210
                                                                             -------        -------
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                                  522            427
                                                                             -------        -------
DEFERRED REVENUE, LESS CURRENT PORTION                                            --            276
                                                                             -------        -------
DEFERRED INCOME TAXES                                                            754            754
                                                                             -------        -------
COMMITMENTS                                                                       --             --

STOCKHOLDERS' EQUITY
      Common Stock                                                            13,721         13,901
      Additional paid-in capital                                                 579            579
      Retained Earnings                                                        4,617          4,946
                                                                             -------        -------
                                                                              18,917         19,426
                                                                             -------        -------
      Less-Note receivable from stockholder/officer                              157            105
                                                                             -------        -------
         Total stockholders' equity                                           18,760         19,321
                                                                             -------        -------
                                                                             $48,224        $51,107
                                                                             =======        =======

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                                              -----------------------------      --------------------------------
                                                                 1998             1999               1998               1999
                                                              ------------    -------------      --------------     -------------
Net sales                                                     $    10,604       $    11,208       $    27,773       $    32,269

Cost of sales                                                       6,994             7,358            18,147            20,710
                                                              -----------       -----------       -----------       -----------
      Gross Profit                                                  3,611             3,850             9,626            11,559

Selling, general and administrative expenses                        3,329             3,599             9,005            10,351
Research and development expenses                                      96                91               244               229
Litigation settlement                                                  --                --                --              (400)
                                                              -----------       -----------       -----------       -----------

      Income from operations                                          186               160               377             1,379

Other income                                                          225                --               225                --
                                                              -----------       -----------       -----------       -----------
Interest expense, net                                                (153)             (302)             (326)             (850)
                                                              -----------       -----------       -----------       -----------

Income (loss) before provision for income taxes
tat taxes                                                             258              (142)              276               529

Provision (benefit) for income taxes                                  113               (68)              125               200
                                                              -----------       -----------       -----------       -----------

      Net income (loss) before cumulative effect of
        change in accounting principle                        $       145       $       (74)      $       151       $       329
                                                              ===========       ===========       ===========       ===========

      Cumulative effect of a change in
        accounting principle, net of income taxes
        of $59                                                $        --       $        --       $       (88)      $        --
                                                              ===========       ===========       ===========       ===========

      Net Income (Loss)                                       $       145       $       (74)      $        63       $       329
                                                              ===========       ===========       ===========       ===========

      Basic earnings (loss) per share before cumulative
        effect of change in accounting principle              $      0.04       $     (0.02)      $      0.04       $      0.10
                                                              ===========       ===========       ===========       ===========
      Diluted earnings (loss) per share before
        cumulative effect of a change in accounting
        Principle                                             $      0.04       $     (0.02)      $      0.04       $      0.10
                                                              ===========       ===========       ===========       ===========

      Basic and diluted earnings (loss) per share
        effect of cumulative effect of a change in
        accounting principle, net of income taxes of $59      $      0.00       $      0.00       $     (0.02)      $      0.00

                                                              ===========       ===========       ===========       ===========

      Basic earnings (loss) per share                         $      0.04       $     (0.02)      $      0.02       $      0.10
                                                              ===========       ===========       ===========       ===========

      Diluted earnings (loss) per share                       $      0.04       $     (0.02)      $      0.02       $      0.10
                                                              ===========       ===========       ===========       ===========

Weighted average number of
      shares outstanding                                        3,382,228         3,432,217         3,374,189         3,414,072
                                                              ===========       ===========       ===========       ===========

Weighted average number of shares
      outstanding, assuming dilution                            3,382,228         3,432,217         3,374,745         3,414,072
                                                              ===========       ===========       ===========       ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ASAHI/AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                              ---------------------
                                                                               1998           1999
                                                                              -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                              $    63       $   329
      Cumulative effect of change in accounting principle, net of income
      Taxes of $59                                                                 88            --
      Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
         Depreciation and amortization                                          1,188         2,014
         Changes in assets and liabilities
             Accounts receivable                                               (2,135)          194
             Inventories                                                       (1,877)          421
             Prepaid expenses and other current assets                             (4)          (85)
             Accounts payable                                                   1,602           874
             Accrued expenses                                                     456            89
             Deferred revenue                                                      --           344
                                                                              -------       -------
         Net cash (used in) provided by operating activities                     (619)        4,180
                                                                              -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                       (1,615)       (2,590)
      Increase in others assets                                                  (629)         (778)
                                                                              -------       -------
         Net cash used in investing activities                                 (2,244)       (3,368)
                                                                              -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net borrowings (payments) under demand note payable to bank               2,005          (738)
      Payments on MIFA obligations                                               (145)         (150)
      Payments on GECPF obligations                                              (391)         (939)
      Payments on capital lease obligations                                      (222)         (257)
      Payments of note receivable from stockholder/officer                         52            53
      Proceeds from exercise of stock options/stock issued under ESPP             118           180
      Proceeds from reimbursement of amounts financed under GECPF                 311            --
      Proceeds from sales-leaseback financing                                     267            --
                                                                              -------       -------
         Net cash provided by (used in) financing activities                    1,995        (1,851)
                                                                              -------       -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (868)       (1,039)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    916         1,057
                                                                              =======       =======
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $    48       $    18
                                                                              =======       =======

SUPPLEMENTAL CASH FLOW DISCLOSURES: Cash paid during the year for:
         Interest                                                             $   485       $   576
                                                                              =======       =======
         Income taxes                                                         $   205       $   753
                                                                              =======       =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
           Acquisition of assets under capital lease obligations              $   411       $   753
                                                                              =======       =======
           Acquisition of equipment under NAI debt financing                  $    --       $ 2,762
                                                                              =======       =======
           Acquisition of equipment under GECPF bond financing                $ 5,378       $ 2,912
                                                                              =======       =======

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4. INVENTORIES
AAI accounts for inventories using the lower of last-in, first-out (LIFO) cost or market value. Quail accounts for inventories using the lower of first-in, first-out (FIFO) cost or market value. The components of inventory are summarized as follows (in thousands):

                              DECEMBER 31,   SEPTEMBER 30,
                                 1998          1999
                               -------        -------
Raw materials                  $   909        $   836
Finished goods                  10,055         10,036
LIFO surplus                       409             81
                               -------        -------
 Total                         $11,373        $10,953
                               =======        =======

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

Basic and diluted earnings (loss) per share were calculated as follows (in thousands, except share and per share data):

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                            1998            1999             1998             1999
                                            ----            ----             ----             ----
Basic-
  Net income (loss)                      $      145      $       (74)      $       63      $      329
                                         ==========      ===========       ==========      ==========

  Weighted average common shares
     outstanding                          3,382,228        3,432,217        3,374,189       3,414,072

Diluted-
  Effect of dilutive securities                  --               --               --              --

  Stock options                                  --               --              556              --
                                         ----------      -----------       ----------      ----------
  Weighted average common shares
     outstanding, assuming dilution       3,382,228        3,432,217        3,374,745       3,414,072
                                         ----------      -----------       ----------      ----------


Basic earnings (loss) per share          $     0.04      $     (0.02)      $     0.02      $     0.10
                                         ==========      ===========       ==========      ==========

Diluted earnings (loss) per share        $     0.04      $     (0.02)      $     0.02      $     0.10
                                         ==========      ===========       ==========      ==========

As of September 30, 1998 and 1999, 329,966 and 389,961 options, respectively, were outstanding but not included in the diluted weighted average common share calculation as the effect would have been antidilutive.

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

In 1999, the Committed Line was retroactively amended as of December 31, 1998. The amended agreement provided that the maximum amount of borrowings, including issued letters of credit, which may at any time be outstanding, be the lesser of $10 million or the sum of 80% of qualified accounts receivable and 50% of eligible inventory, as defined. The interest on additional borrowings is at the prime rate plus 1/2%. The Company is required to maintain certain financial ratios, including, among others, minimum working capital, debt service and tangible net worth, as defined in the amended agreement. As of September 30, 1999, the Company was non-compliant with a financial ratio and has obtained a waiver from its bank, such waiver subject to the completion of the transactions outlined in Footnote 13. As of September 30, 1999, there was $3,902,301 outstanding under the line of credit.

8. CONCENTRATION OF CREDIT RISK
Sales to the Company's two major domestic customers during the three month period ended September 30, 1999 were approximately 24% and 23% of total sales, as compared to 25% for the Company's one major customer for the same period of 1998. Sales to the Company's two major domestic customers during the nine month period ended September 30, 1999 were approximately 27% and 17% of total sales, as compared to 26% for the Company's one major customer for the same period of 1998. Export sales as a percent of total sales during the third quarter were approximately 4% and 4% in 1999 and 1998, respectively.

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

Summarized financial information concerning the Company's reportable segments is as follows (in thousands):


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999                 AAI         QUAIL     ELIMINATING  CONSOLIDATED
Revenues from external customers                         $ 23,660       $ 8,609      $    --       $32,269

Net income (loss) before provision for income taxes          (553)        1,082           --           529

 Net Income (Loss)                                           (321)          650           --           329

Accounts receivable, net                                    3,537         2,423           --         5,960

 Inventory, net                                             9,031         1,922           --        10,953

 Property & Equipment, net                                  9,187        17,876           --        27,063

 Total assets                                              33,530        22,507       (5,020)       51,017

    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998            AAI           QUAIL    ELIMINATING   CONSOLIDATED
Revenues from external customers                         $ 26,807       $   966      $    --       $27,773
Net income (loss) before provision for income taxes           726          (450)          --           276
 Net Income (loss)                                            381          (318)          --            63
 Accounts receivable, net                                   5,609           739           --         6,348
 Inventories                                               10,595           618           --        11,213
 Property & Equipment, net                                  9,682         8,584           --        18,266
 Total assets                                              35,025        15,325       (3,318)       47,032


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

12. NAI OBLIGATIONS
In connection with the purchase of the manufacturing equipment for Quail's Canton, Massachusetts operations and additional equipment for the Arizona operations, Nichimen America Inc. (NAI) has financed the purchase through the issuance of $2,762,500 of term notes payable (the Massachusetts Borrowings). The Massachusetts Borrowings bear interest at the prime rate (8.25% at September 30, 1999) commencing September 1, 1999 and are payable monthly. Principal payments on the Massachusetts Borrowings are payable over 60 months at $46,042 per month commencing October 29, 1999. The notes are secured by the financed assets. NAI, together with its parent company, is a stockholder of the Company and holds two seats on the Company's Board of Directors.

13. SUBSEQUENT EVENT.
On August 9, 1999, the Company entered into a Merger Agreement (the "Merger Agreement") with Midnight Acquisition Holdings, Inc. ("Holdings"), a wholly-owned subsidiary of Asahi Organic Chemicals Industry Co., Ltd. ("AOC"), the Company's principal supplier of valves. The merger consideration to be paid for all of the outstanding shares of the Company's common stock is $8.25 per share plus an estimated $1.25 to $1.35 per share representing the per share proceeds of the disposition of Quail Piping Products, Inc. ("Quail"), a wholly-owned subsidiary of the Company, net of taxes and certain expenses to a management based buyout group. Leslie B. Lewis will remain with the Company as President and Chief Executive Officer. The Merger Agreement was amended on October 19, 1999 entitling Mr. Lewis to defer up to $5.0 million of the Merger Consideration by the delivering to him by AOC of a promissory note due and payable on January 3, 2000. On October 20, 1999, the Merger Agreement was further amended to allow for the deduction of 50% of prepayment penalties, up to a maximum of $160,000, associated with the prepayment of the GECPF industrial revenue bonds, from the net Quail proceeds to be paid to the stockholders. This bond prepayment is required so as to allow the management based buyout group to accept substitute financing commitments. On October 27, 1999 Proxy Statements relative to the merger were mailed to Company stockholders.

The merger is conditioned upon Company stockholder approval and the disposition of Quail. The Merger Agreement also requires that (i) the Company have no debt at the time of the closing, with certain exceptions, (ii) all Quail-related obligations of the Company be terminated pursuant to an agreement in the form attached to the Merger Agreement and (iii) all shares held directly and indirectly by Nichimen Corporation have been purchased by AOC or its subsidiaries. The Company has also executed a Stock Purchase Agreement for the disposition of Quail with Quail Acquisition Corporation, which is majority owned by the management buyout group. The Stock Purchase Agreement is contingent upon the receipt of financing and Quail Acquisition Corporation has secured commitments for the required sources of financing. There can be no assurances that financing for the disposition will be obtained or that the disposition and merger will be consummated.

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

The foregoing descriptions of the Merger Agreement, the Stock Purchase Agreement and the Stockholder Agreement contained herein are qualified in their entirety by reference to the definitive Proxy dated October 27, 1999, the following documents which are exhibits to the Company's Form 8-K filed August 10, 1999:
(a) the Merger Agreement attached as Exhibit 2, including Exhibit C - Stockholder Agreement thereto, and incorporated herein by reference, (b) the Stock Purchase Agreement attached as Exhibit 10.1 and incorporated herein by reference, (c) the Employment Agreement for Leslie B. Lewis attached as Exhibit
10.2 and incorporated herein by reference and Amendment No. 1 to Merger Agreement dated October 21, 1999, filed with the Company's definitive Proxy Statement on Schedule 14A on October 27, 1999.

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

RESULTS OF  OPERATIONS

The following table sets forth, for the periods indicated, the Company's net sales as well as certain income and expense items, expressed as a percentage of sales:

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                            ------------------------------  -----------------------------
                                                                  1998             1999            1998            1999
                                                            -------------  ---------------  --------------  -------------
NET SALES                                                         100.0%           100.0%          100.0%         100.0%
COST OF SALES                                                      66.0%            65.6%           65.3%          64.2%
      GROSS PROFIT                                                 34.0%            34.4%           34.7%          35.8%
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       31.4%            32.1%           32.4%          32.1%
RESEARCH AND DEVELOPMENT EXPENSES                                   0.9%             0.8%            0.9%           0.7%
LITIGATION SETTLEMENT                                               0.0%             0.0%            0.0%         (1.2%)
      INCOME FROM OPERATIONS                                        1.7%             1.5%            1.4%           4.2%
OTHER INCOME                                                      (2.1%)             0.0%          (0.8%)           0.0%
INTEREST EXPENSE, NET                                               1.4%             2.7%            1.2%           2.6%
INCOME BEFORE PROVISION FOR INCOME TAXES                            2.4%           (1.2%)            1.0%           1.6%
PROVISION FOR INCOME TAXES                                          1.0%           (0.6%)            0.5%           0.6%
NET INCOME BEFORE CUMULATIVE EFFECT OF
       CHANGE IN ACCOUNTING PRINCIPLE                               1.4%           (0.6%)            0.5%           1.0%
       NET INCOME                                                   1.4%           (0.6%)            0.2%           1.0%


NET SALES

Net sales were $11.2 million and $32.3 million for the three and nine months ended September 30, 1999, respectively, as compared to $10.6 million and $27.8 million for the comparative periods of 1998. The quarterly and year to date increases were due to sales of fiber optic cable duct pipe and corrugated polyethylene pipe manufactured by the Company's wholly owned subsidiary, Quail Piping Products, Inc, which is in its first full year of production. Sales of the AAI's core products decreased by approximately 27% and 12% in the three and nine month periods ended September 30, 1999 as compared to the corresponding period of 1998 due to a decrease in both project and daily business as a result of the sustained slowness in AAI's core markets.

Export sales for the three and nine months ended September 30, 1999 were $462,000 and $1.3 million, respectively, as compared to $409,000 and $1.6 million for the corresponding periods of 1998. For the three and nine months ended September 30, 1999, one customer accounted for approximately 24% and 26% respectively, of sales, while another customer accounted for approximately 23% and 17% respectively, of sales. For the three and nine months ended September 30, 1998, one customer accounted for approximately 27% and 26%, respectively, of total sales.

GROSS PROFIT

Gross profit as a percentage of sales was 34.4% and 35.8% during the three and nine months ended September 30, 1999, respectively as compared to 34.0% and 34.7% for the same period of

1998. The quarterly and year to date increases were a result of increased manufactured product sales with Quail and due to the fact that Quail's sales of duct pipe are on a tolling basis, as much of the required material is supplied by the end customer. This increase was offset by a decrease in AAI's overall gross profit which was due to continued aggressive pricing to maintain existing sales volume. Further, gross profit in the 1999 periods has been impacted by a price increase implemented by the Company's Japanese supplier on its purchase of valves and a significantly lower value of the U.S. dollar as compared to the Japanese yen as compared to the year ago period. These items have decreased gross profit as a percentage of sales due to their related effects on cost of goods sold as a result of the Company's LIFO method of costing inventory and from foreign currency exchange losses on inventory payments.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three and nine months ended September 30, 1999 were $3.6 million and $10.4 million as compared to $3.3 million and $9.0 million for the comparable periods of 1998. The increase in overall expenses for the three and nine month periods of 1999 was primarily due to the selling and administrative support for Quail's sales and operations, particularly, shipping, commission and selling and administrative expenses. Selling, general and administrative expenses as a percentage of sales for the three and nine month periods of 1999 were 32.1% and 32.1% as compared to 31.4% and 32.4% for the comparable 1998 periods.

In connection with the Company's acquisition of the flow meter division of Universal Flow Monitors, Inc., the Company established a dedicated Research and Development department. This department is focusing its efforts on finalizing the development of a full range of sizes for the ultrasonic flow meter and on the development of other AAI products. Total R&D expenses for the three and nine months ended September 30, 1999 were $91,000 and $229,000 as compared to $96,000 and $244,000 for the comparable periods of 1998.

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

INTEREST EXPENSE AND INCOME TAXES

Interest expense, net increased $149,000 and $524,000 for the three and nine months ended September 30, 1999 as compared to the corresponding period of 1998. The overall increase was due to interest expense incurred on additional capital lease obligations and Industrial Revenue Bond debt to support Quail's expansion and to increased operational borrowings on the Company's line of credit.

The provision for income taxes decreased by $181,000 and increased by $75,000 in the three and nine months periods of 1999 as compared to the same periods of 1998.

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

In June 1998, the Company and its bank amended its then existing line of credit agreement and executed a loan agreement for an $11,000,000 secured, committed revolving line of credit. This line of credit is secured by substantially all assets of AAI and extends through January 31, 2000. Interest on this credit line is based on the prime rate or LIBOR plus 1.55% to 2.30%. There is an unused fee ranging from .15% to .25%, based on the performance levels of certain financial ratios. The Company is required to maintain certain financial ratios, including, among others, debt service, minimum working capital and tangible net worth. The credit line is for working capital and merger and acquisition purposes. In 1999, this loan agreement was retroactively amended. The amended agreement provides for the maximum amount of borrowings, including issued letters of credit, which may at any time be outstanding, be the lesser of $10 million or the sum of 80% of qualified accounts receivable and 50% of eligible inventory, as defined. The interest on new borrowings is at the prime rate plus 1/2%. The Company is required to maintain certain financial ratios, including, among others, minimum working capital, debt service and tangible net worth, as defined in the amended agreement. As of September 30, 1999, the Company was non-compliant with a financial ratio and has obtained a waiver from its bank, such waiver subject to the completion of the transactions outlined in Notes to Consolidated Financial Statements, Footnote 13. As of September 30, 1999, there was $3.9 million outstanding under the line of credit.

In July, 1997, the Company established a wholly-owned subsidiary, Quail Piping Products, Inc. to manufacture and market corrugated polyethylene piping systems for use in water, sewer and drainage applications and polyethylene fiber optic duct pipe for use in the telecommunications industry. Quail's first manufacturing facility, for which limited production commenced in the Spring, 1998, is located in Magnolia, Arkansas. The facility and manufacturing equipment are being financed by Arkansas Industrial Revenue Bonds (the "Arkansas Bonds") totaling $4.3 million. Payments on the bonds began in January 1998, with equal monthly principal payments and extend until December 2007. The bonds bear interest at 5.89%. In June 1998, for the purchase price of $1,139,844, the Company and Quail purchased a second manufacturing facility in Kingman, Arizona, commencing production of fiber optic cable duct in October, 1998 and corrugated polyethylene piping in April,1999. Total project costs for the Arkansas facility and equipment, which are estimated to be $8 million, are being financed through the County of Mohave Industrial Development Bonds (the "Arizona Bonds") which were finalized in August 1998. These bonds, which total $8 million, bear interest at 5.65% and are payable in equal monthly installment over 10 years, beginning in September, 1998. In accordance with both the Arkansas Bonds and the Arizona Bonds, the Company is required to maintain certain financial ratios, including, among others, minimum working capital, debt service and tangible net worth, as defined. In May, 1999 Quail leased a manufacturing facility in Canton, Massachusetts for the manufacture of polyethylene duct pipe.
Total equipment costs for this facility are approximately $2.1 million.

In connection with the purchase of the manufacturing equipment for Quail's Canton, Massachusetts operations and additional equipment for the Arizona operations, Nichimen America Inc. (NAI) has financed the purchase through the issuance of $2,762,500 of term notes payable (the Massachusetts Borrowings). The Massachusetts Borrowings bear interest at the prime rate (8.25% at September 30, 1999) commencing September 1, 1999 and are payable monthly. Principal payments on the Massachusetts Borrowings are payable over 60 months at $46,042 per month commencing October 29, 1999. The notes are secured by the financed assets. NAI is a stockholder of the Company and holds two seats on the Company's Board of Directors.

At September 30, 1999 cash and cash equivalents were $18,000.

The Company generated $4.2 million of cash flow from operations during the nine months ended September 30, 1999 as compared to $619,000 of cash flow used in operations for the comparable 1998 period. The increase is due to the higher net income level in the 1999 period as compared to the 1998 period coupled with high depreciation and amortization expenses and lower overall working capital requirements in 1999 as compared to 1998. Inventory at September 30, 1999, decreased $421,000 from December 31, 1998, primarily due to a lower level of purchases to support AAI's sales. Accounts receivable at September 30, 1999 decreased $194,00 from December 31, 1998 as a result of the timing of fourth quarter 1998 sales and strong collections in the first quarter of 1999. From December 31, 1997 to September 30, 1998, inventory increased $1.9 million as a result of the timing of inventory receipts, additional on-hand inventory as a result of Quail's initial manufacturing processes commencing and lower than expected 1998 sales levels. From December 31, 1997 to September 30, 1998, accounts receivable increased by $2.1 million due to the timing of sales and due to strong collection efforts in the 1997 fourth quarter. Further, the Company has deferred revenue of $344,000, initially recorded in the 1999 first quarter, related to the royalty agreement reached as part of the patent infringement lawsuit settlement. The royalty license fee was paid in full in March 1999.

The Company's industrial revenue bonds funded through the Massachusetts Industrial Finance Agency (MIFA) are secured by a letter of credit issued by a bank which is cross-collateralized and cross-defaulted with the Company's line of credit, as amended. The bonds consist of six separate series each with differing interest rates and maturities. Interest rates range from 4.2% to 4.3% and are subject to adjustment in 2004 and 2009. The maximum principal payable in any one year is $320,000 payable in 2014. The bonds are secured by an irrevocable letter of credit issued by a bank, which expires in March 2004. This letter of credit is secured by substantially all assets of AAI and does not affect the availability under AAI's revolving credit line. As of September 30, 1999, the Company had $3,465,000 outstanding related to the MIFA obligations.

The Company believes that its current funds together with its line of credit facility and cash generated from operations will be sufficient to fund the Company's operations, debt service and capital requirements at least through the next 12 months.

MATERIAL UNCERTAINTIES
YEAR 2000 COMPLIANCE. The Year 2000 (Y2K) issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, many date sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat Y2K may cause systems to process critical financial and operational information incorrectly. The Company utilizes software and related technologies throughout its business that could be affected by the date change in Y2K. The Company has established an internal task force which has developed a testing and compliance program to ascertain whether and to what extent there may be a need to update its computer systems to become Y2K compliant. Additionally, the Company is in the process of communicating with key third party vendors and customers to ascertain their ability to become compliant. To manage its Y2K program, the Company has divided its efforts into four program areas:
1)Information Technology (computer hardware, software, and other data exchange sources); 2)Physical Plant (manufacturing equipment and facilities); 3)Products (including product development); and 4)Extended Enterprise (suppliers and customers). For each of these program areas, the Company is using a four-step approach: 1)Ownership (creating awareness, assigning tasks); 2)Inventory (listing items to be assessed for Y2K readiness); 3)Assessment (prioritizing the inventoried items, assessing their Y2K readiness, planning corrective actions, making initial contingency plans); and 4)Corrective Action Deployment (implementing corrective actions, verifying implementation, developing, finalizing and executing contingency plans). As of December 31, 1998, the Ownership and Inventory steps were essentially complete for all program areas. The target completion dates for priority items by remaining steps are as follows: Assessment - May 1999; Corrective Action Deployment -- December 1999. To date, the Company has achieved approximately ninety percent of its Assessment goals for its four program areas. The Assessment status for each program area is as follows: 1)Information
Technology: Substantially all of the Company's business information systems (manufacturing, distribution, sales, financial, and human resources) have been assessed, corrected and verified, and corrected systems have been or have been identified to be deployed. Hardware assessment is in process and on schedule for completion. There can be no assurance that the Company will complete in a timely manner the testing of such software/hardware products or the development/installation of any updates necessary to render such products Y2K compliant. Likewise, there can be no assurance that the Company will not encounter Y2K problems arising from these technologies or any other technologies that the Company may acquire in the future. 2)Physical Plant: Manufacturing equipment assessment is substantially completed with corrective actions, if necessary, scheduled. Facilities assessment is in process with continued assessments being made. These efforts are expected to be completed on schedule.
3)Products: the Company continues to assess the readiness of its current products. Product assessments are expected to be completed on time. 4)Extended
Enterprise: the Company has begun contacting its suppliers regarding their Y2K readiness. The Company's Y2K supplier program includes assessing the readiness of its suppliers with a particular focus on those considered essential for prevention of a material disruption of the Company's business operations. The assessment is ongoing. The Company is also discussing Y2K status with selected strategic customers. The ability of vendors to supply and customers to purchase may be affected by Y2K issues, as vendors may be unable to supply and/or customers unable to purchase. There can be no assurance that the Company will not experience a disruption in its business as a result of third party noncompliance, the occurrence of which may have a material adverse effect on the Company's business, operating results and financial condition. Costs to Address Y2K Issues: Although the Company does not expect, and has not as of this date incurred, the non-capitalized costs associated with its Y2K project plan to be material, outside of labor time incurred by existing employees, there can be no assurance that unidentified Y2K problems will not cause the Company to incur material expenses in responding to such problems or otherwise have a material adverse effect on the Company's business, operating results and financial performance. Capitalizable costs, including costs of new hardware and software and the related costs of implementation and installation will approximate $1.6 million. Risks of Y2K Issues and Contingency Plans: The Company continues to assess the Y2K issues relating to its physical plant, products, suppliers and customers, as well as legal risks that may be associated with noncompliance. The Company's contingency planning process, although currently in the initial discussion stage, will be intended to mitigate worst-case business disruptions, such as delays in product delivery, which could potentially result from events such as supply chain disruptions. As noted above, the Company expects its contingency plans to be complete by December 1999. If there are unidentified dependencies on internal systems or on key third parties to operate the business, or if any required modifications are not completed in a timely basis or are more costly to implement than currently anticipated, the Company's business, financial condition or results of operations could be materially adversely affected.

SOURCES OF SUPPLY. The Company purchases substantially all of its requirements for valves from Asahi Organic Chemicals Industry Co. Ltd. ("AOC"), and a large percentage of the pipe and fittings sold by the Company are supplied by Alois-Gruber GmbH ("Agru"). The Company has entered into a Merger Agreement with AOC. (See Footnote 12, Notes to Consolidated Financial Statements). In the event that the parties fail to consummate the Merger, the parties have agreed to continue their supply relationship on a non-exclusive basis until December 31, 2000. The Company would be permitted to purchase valves at prices no less favorable than other purchasers in the same territory. Either party will be permitted to terminate the supply agreement on 90 days notice after January 1, 2000. The Company's contract with Agru renews automatically for an additional five year period unless either party gives notice of termination no less than twelve months prior to the end of the term. The contract currently extends through 2004. Although alternative sources of supply are available, the loss of either AOC or Agru as a source of supply would have a material adverse effect on the Company.

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

                                    PART II  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K
                  a)       Exhibits

                  10.1* Merger Agreement and Amendment No.1 thereto by and between the Company and Midnight Acquisition Holdings, Inc., a wholly-owned subsidiary of Asahi Organic Chemicals Industry Co., Ltd., the Company's principal supplier of valves.

                  10.1.1 Amendment No.1 to the Stock Purchase Agreement, dated October20, 1999, by and between the Company and Quail Acquisition Corporation.

                  27       Financial Data Schedule

                  b)    Reports on Form 8-K
                  During the quarter ended September 30, 1999, the Company filed a report on Form 8-K dated August 10, 1999 under Item 2 Acquisition or Disposition of Assets, reporting the Company's entering into a Merger Agreement with Midnight Acquisition Holdings, Inc., a wholly-owned subsidiary of Asahi Organic Chemicals Industry Co., Ltd., the Company's principal supplier of valves.





* Incorporated by reference to the Registrant's Definitive Proxy Statement on
Schedule 14A dated October 27,1999.

                                   SIGNATURES


Pursuant to the requirements of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ASAHI/AMERICA, INC.


Dated: November 15, 1999            By: /s/  Leslie B. Lewis
                                        ----------------------------------
                                        Leslie B. Lewis,
                                        President and Principal
                                        Executive Officer


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